Form 10-Q
period 1996-03-31
U S ROBOTICS CORP/DE/
filed 1996-05-15
CIK 933353

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q



/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the quarterly period ended March 31, 1996

                                       or


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

                        Commission file number: 0-19550

                           U.S. ROBOTICS CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                       36-3994412
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  8100 North McCormick Boulevard, Skokie, Illinois     60076-2999
    (Address of principal executive offices)           (Zip Code)


                                 (847) 982-5010
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No


The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of May 8, 1996 was 43,812,305.

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                   Page
                                                                  ------

Item 1.  Financial Statements(Unaudited)


         Condensed Consolidated Statement of Income                  3

         Condensed Consolidated Balance Sheet                        4

         Condensed Consolidated Statement of Stockholders' Equity    5

         Condensed Consolidated Statement of Cash Flows              6

         Notes to Condensed Consolidated Financial Statements        7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9



                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders        14

Item 6.  Exhibits and Reports on Form 8-K                           15


Signatures                                                          16

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                   U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (UNAUDITED)




                                            Quarter Ended                                           Six Months Ended
                                      -------------------------------                     -----------------------------------
                                      March 31,               April 2,                    March 31,                   April 2,
                                       1996                     1995                       1996                         1995
                                      ---------               -------                      ---------                 --------
Net sales                            $454,505                 $196,149                    $819,317                    $358,603
Cost of goods sold                    264,188                  116,376                     476,384                     211,742
                                     --------                 --------                    --------                    --------
     Gross profit                     190,317                   79,773                     342,933                     146,861
Operating expenses
     Selling and marketing             57,961                   33,215                     105,751                      59,834
     General and administrative        24,041                    9,071                      41,666                      18,374
     Research and development          28,378                   11,282                      51,831                      21,227
     Non-recurring merger costs             -                   27,338                           -                      29,449
                                     --------                 --------                    --------                    --------
                                      110,380                   80,906                     199,248                     128,884
                                     --------                 --------                    --------                    --------
     Operating profit(loss)            79,937                   (1,133)                    143,685                      17,977
Interest income                         2,554                    1,275                       5,825                       2,186
Interest expense                       (1,453)                  (1,417)                     (2,673)                     (2,872)
Other income (expense)                    244                      210                          26                        (218)
                                     --------                 --------                    --------                    --------
     Income(loss)before
       income taxes                    81,282                   (1,065)                    146,863                      17,073
Income tax expense                     29,677                    3,922                      53,613                      10,202
                                     --------                 --------                    --------                    --------
     Net income(loss)                $ 51,605                 $ (4,987)                   $ 93,250                    $  6,871
                                     ========                 ========                    ========                    ========
Net income(loss) per
  share                              $   0.55                 $  (0.06)                   $   1.00                    $   0.09
                                     ========                 ========                    ========                    ========
Number of shares used in
  per share calculation                94,168                   79,387                      93,568                      78,776
                                     ========                 ========                    ========                    ========

                           See accompanying notes to
                  condensed consolidated financial statements.

                   U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (UNAUDITED)



                                                  March 31,     October 1,
                                                     1996          1995
                                                  ---------     ---------
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $  88,446    $  136,803
     Marketable securities                          74,585        96,000
     Accounts receivable, net                      267,096       168,365
     Inventories                                   192,771       103,032
     Deferred income taxes                          43,089        22,373
     Prepaid expenses and other current assets      14,130         7,739
                                                 ---------    ----------
          Total current assets                     680,117       534,312
PROPERTY, PLANT AND EQUIPMENT-NET                  193,308       117,156
OTHER ASSETS                                        12,409         8,155
                                                 ---------    ----------
                                                 $ 885,834    $  659,623
                                                 =========    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and current maturities of
       long-term obligations                     $ 137,152    $  78,635
     Accrued liabilities                           111,791       78,171
     Income taxes payable                            7,904        9,525
                                                 ---------    ---------
       Total current liabilities                   256,847      166,331
LONG-TERM OBLIGATIONS                               65,390       65,651
DEFERRED INCOME TAXES                                3,387        3,246
STOCKHOLDERS' EQUITY
     Preferred stock - $.01 par value; 10,000,000
       shares authorized; issuable in series, none
       issued                                            -            -
     Common stock - $.01 par value;
       250,000,000 shares authorized; 43,676,860 and
       42,193,198 outstanding at March 31, 1996
       and October 1, 1995,  respectively              437          422
Additional contributed capital                     322,924      273,939
Retained earnings                                  236,160      148,617
                                                 ---------    ---------
                                                   559,521      422,978
Cumulative translation adjustment and other            689        1,417
                                                 ---------    ---------
       Total stockholders' equity                  560,210      424,395
                                                 ---------    ---------
                                                 $ 885,834    $ 659,623
                                                 =========    =========

                           See accompanying notes to
                 condensed consolidated financial statements.

                  U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                 (UNAUDITED)





                                                              Cumulative
                                     Additional               Translation      Total
                          Common    Contributed   Retained     Adjustment   Stockholders'
                           Stock      Capital     Earnings     and Other     Equity
                        ------------------------------------------------------------------
BALANCE AT OCTOBER 1,
  1995                     $ 422      $ 273,939   $ 148,617     $  1,417    $ 424,395
Issuances under stock
  option and purchase
  plans                       12         13,707           -            -       13,719
Tax benefits relating
  to the exercise of
  stock options                -         31,411           -            -       31,411
Issuances of stock in
  connection with
  acquisition                  3          3,809      (5,707)           -       (1,895)
Foreign currency
  translation
  adjustments and other        -             58           -         (728)        (670)

Net income for the
  period                       -              -      93,250            -       93,250
                           -----      ---------   ---------     --------    ---------
 BALANCE AT MARCH 31,
  1996                     $ 437      $ 322,924   $ 236,160     $    689    $ 560,210
                           =====      =========   =========     ========    =========

                          See accompanying notes to
                 condensed consolidated financial statements.

                  U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)





                                                     Six Months Ended
                                                 ----------------------------
                                                 March 31,       April 2,
                                                   1996            1995
                                                 ----------------------------
Cash flows from operating activities:
     Net income                                   $  93,250         $   6,871
     Changes in assets and liabilities              (86,677)           11,072
     Adjustments to reconcile net income to net
       cash from operating activities                (1,662)           26,549
                                                  ---------         ---------
         Net cash provided by operating
           activities                                 4,911            44,492
Cash flows from investing activities:
     Purchases of marketable securities            (161,809)           (8,997)
     Sales and maturities of marketable
       securities                                   184,463             1,981
     Capital expenditures, net                      (86,857)           (8,265)
     Other, net                                         708              (258)
                                                  --------          ---------
       Net cash used in investing activities        (63,495)          (15,539)
Cash flows from financing activities:
       Net cash provided by(used in)
         financing activities                        10,683            (2,401)

Effect of exchange rate changes                        (456)              222
                                                  ---------         ---------
       Net increase(decrease)in cash and cash
         equivalents                                (48,357)           26,774

Cash and cash equivalents at beginning of period     136,803           58,286
                                                  ----------        ---------
Cash and cash equivalents at end of period        $   88,446        $  85,060
                                                  ==========        =========

                           See accompanying notes to
                  condensed consolidated financial statements.

                   U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Robotics Corporation and its subsidiaries (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter and six months ended March 31, 1996 are not necessarily indicative of the results for the fiscal year ending September 29, 1996. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995.

     The Company acquired Amber Wave Systems, Inc. ("Amber Wave") on February 29, 1996 (See NOTE B).

     On April 12, 1996, the Company announced a two-for-one split of its common stock (See NOTE E).


NOTE B - BUSINESS ACQUISITION

     On February 29, 1996, the Company issued approximately 347,000 shares of its common stock in exchange for all of the outstanding capital stock of Amber Wave. Amber Wave develops technology related to LAN switching products. The transaction was accounted for as a pooling of interests. The historical operations of Amber Wave prior to the date of combination were not material to the Company's consolidated operations and financial position; therefore, prior period financial statements have not been restated.


NOTE C - INVENTORIES

     Inventories are stated at the lower of cost or market value, after reductions for potentially unsaleable or unusable items. Cost is determined by the first-in, first-out method. The components of inventories were as follows:


                                  March 31,   October 1,
                                   1996         1995
                                  ---------  ---------
                                     (in thousands)
Finished products               $ 91,662     $ 32,688
Work-in-process                   18,951       21,373
Raw materials                     82,158       48,971
                               ---------    ---------
                                $192,771     $103,032
                               =========    =========

NOTE D - LITIGATION

     The Company is a party to lawsuits in the normal conduct of its business. The Company and its counsel believe that the Company has meritorious defenses in lawsuits in which the Company is a defendant. The Company does not believe the outcome of these cases will have a material effect on its financial position and results of operations.


NOTE E - SUBSEQUENT EVENT

     On April 12, 1996, the Company announced a two-for-one split of its common stock to be effected in the form of 100% stock dividend. Stockholders of record as of the close of business on April 25, 1996 received one additional share for each share held. The additional shares were distributed to stockholders on May 10, 1996. As required by generally accepted accounting principles, the computations and presentation of net income per share are based upon the new number of shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (In millions, except share and per share data)

     The following discussion and analysis sets forth information for the fiscal second quarter ended March 31, 1996 ("Second Quarter 1996") and the six month period ended March 31, 1996 ("First Six Months 1996") compared to the fiscal second quarter ended April 2, 1995 ("Second Quarter 1995") and the six month period ended April 2, 1995 ("First Six Months 1995"). This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995.

Results of Operations

Net Sales

                                             Second Quarter
                                   ---------------------------------
                                    1996          Change       1995
- - --------------------------------------------------------------------
Net sales                         $ 454.5         131.7%     $ 196.1
- - --------------------------------------------------------------------
                                            First Six Months
                                   ---------------------------------
                                    1996          Change       1995
- - --------------------------------------------------------------------
Net sales                         $ 819.3         128.5%     $ 358.6
- - --------------------------------------------------------------------

     Net sales increased in Second Quarter 1996 and First Six Months 1996 as compared with the corresponding prior year periods primarily as a result of higher unit sales of both systems and PC-related products, reflecting continued growth in overall market demand for information access devices. Average selling prices also increased as the sales mix continued to shift towards higher speed, higher priced products.

International Sales

                                       Second Quarter
                          -------------------------------------
                          1996          Change            1995
- - ---------------------------------------------------------------
International sales       $ 127.1         134.3%        $ 54.2
Percentage of net sales      27.9%                        27.7%
- - ---------------------------------------------------------------

                                      First Six Months
                          -------------------------------------
                          1996          Change            1995
- - ---------------------------------------------------------------
International sales      $ 226.3         145.1%         $ 92.3
Percentage of net sales     27.6%                         25.7%
- - ---------------------------------------------------------------

     International sales, concentrated in Canada and Europe, include both U.S. exports and sales from foreign operations. Sales increased for the Second Quarter 1996 and First Six Months 1996 over the corresponding prior year periods as a result of higher unit shipments of both systems and PC-related products. Sales through foreign subsidiaries are denominated in both U.S. dollars and foreign currencies. At the end of Second Quarter 1996, the Company had foreign currency forward contracts totaling approximately $13.5 million. The Company has no other foreign currency contracts or derivative instruments.

Gross Profit

                                         Second Quarter
                             -----------------------------------------
                             1996              Change             1995
- - ----------------------------------------------------------------------
Gross profit                $190.3              138.6%          $79.8
Percentage of net sales       41.9%                              40.7%
- - ----------------------------------------------------------------------
                                        First Six Months
                             -----------------------------------------
                             1996              Change             1995
- - ----------------------------------------------------------------------
Gross profit                $342.9              133.5%         $146.9
Percentage of net sales       41.9%                              41.0%
- - ----------------------------------------------------------------------

     The increase in gross profit dollar contribution in Second Quarter 1996 and First Six Months 1996 resulted primarily from significantly higher unit sales volumes. Gross margin as a percentage of sales improved from 40.7% in Second Quarter 1995 to 41.9% in Second Quarter 1996 primarily due to proportionately higher sales of systems products, which generate higher gross margins, and to the shift in sales mix to higher margin, V.34 compliant modem products. The Company's gross profit margins are subject to fluctuation from quarter to quarter depending upon changes in the mix of products sold, introductions of new products, lower cost product components and architectures, and the timing of price reductions necessitated by the competitive environment.

Operating Expenses

                                            Second Quarter
                             -----------------------------------------
                             1996              Change             1995
- - ----------------------------------------------------------------------
Selling and marketing         $58.0              74.5%          $33.2
Percentage of net sales        12.8%                             16.9%
- - ----------------------------------------------------------------------
General and administrative    $24.0             165.0%          $ 9.1
Percentage of net sales         5.3%                              4.6%
- - ----------------------------------------------------------------------
Research and development      $28.4             151.5%          $11.3
Percentage of net sales         6.2%                              5.8%
- - ----------------------------------------------------------------------
Non-recurring merger costs        -              N/A            $27.3
Percentage of net sales           -                              13.9%
- - ----------------------------------------------------------------------
                                          First Six Months
                             -----------------------------------------
                             1996              Change             1995
- - ----------------------------------------------------------------------
Selling and marketing        $105.8              76.7%          $59.8
Percentage of net sales        12.9%                             16.7%
- - ----------------------------------------------------------------------
General and administrative   $ 41.7             126.8%          $18.4
Percentage of net sales         5.1%                              5.1%
- - ----------------------------------------------------------------------
Research and development     $ 51.8             144.2%          $21.2
Percentage of net sales         6.3%                              5.9%
- - ----------------------------------------------------------------------
Non-recurring merger costs        -             N/A             $29.4
Percentage of net sales           -                               8.2%
- - ----------------------------------------------------------------------


     Selling and marketing expenses for Second Quarter 1996 and First Six Months 1996 increased as compared with the corresponding prior year periods due to higher sales levels and the associated higher personnel related and promotional costs. Total selling and marketing expenses decreased as a percentage of net sales reflecting the leverage created at higher sales levels by the fixed and semi-variable components of selling and marketing expenses.

     General and administrative expenses for Second Quarter 1996 and First Six Months 1996 increased as compared with the corresponding prior year periods, both in total dollars and as a percentage of net sales, due to increased administrative staff and systems necessary to support the Company's expanded business activities. In addition, the increase in Second Quarter 1996 reflected professional fees related to the Company's bid to acquire Hayes Microcomputer Products, Inc., its recent acquisition of Amber Wave Systems, Inc. and other contract negotiations.

     Research and development expenses for Second Quarter 1996 and First Six Months 1996 increased over the corresponding prior year periods due to increases in the size of the Company's engineering staff and related costs to support its emphasis on product development. The Company believes that investment in research and development is critical to future net sales growth and continued technological competitiveness.

     In the Second Quarter 1995 and First Six Months 1995, the Company incurred non-recurring merger costs of $27.3 million and $29.4 million, respectively, in connection with the acquisition of Megahertz Corporation ("Megahertz").

Income Tax Expense


                                 Second Quarter
                     -------------------------------------------
                     1996            Change         1995
- - ----------------------------------------------------------------
Income tax expense   $29.7            656.7%        $3.9
Effective tax rate    36.5%                       (368.3)%
- - ----------------------------------------------------------------
                                First Six Months
                     -------------------------------------------
                     1996            Change         1995
- - ----------------------------------------------------------------
Income tax expense   $53.6            425.5%       $10.2
Effective tax rate    36.5%                         59.8%
- - ----------------------------------------------------------------

     The effective tax rate for Second Quarter 1996 and First Six Months 1996 decreased as compared to the corresponding prior year periods. The decrease in the effective tax rate was attributable to the tax treatment of certain non-recurring merger-related costs in the fiscal 1995 periods, including transaction costs and the write-down of non-deductible goodwill. Additionally, in the fiscal 1995 periods, the Company recorded a deferred tax valuation allowance related to the uncertainty of realization of future tax benefits associated with certain merger-related costs recorded by international subsidiaries.

Net Income and Net Income Per Share

                                     Second Quarter
                          ----------------------------------------
                          1996                          1995
- - ------------------------------------------------------------------
Net income                $  51.6                       $  (5.0)
Percentage of net sales      11.4%                         (2.5)%
Net income per share      $    .55                      $  (0.06)
- - ------------------------------------------------------------------
                                    First Six Months
                          ----------------------------------------
                          1996                          1995
- - ------------------------------------------------------------------
Net income                $  93.3                       $  6.9
Percentage of net sales      11.4%                         1.9%
Net income per share      $   1.00                      $  0.09
- - ------------------------------------------------------------------

     Net income and net income per share for Second Quarter 1996 and First Six Months 1996 increased as compared with the corresponding prior year periods due to higher operating profit and, in part, to the absence of a $21.8 million after tax non-recurring charge associated with the Megahertz merger in Second Quarter 1995. Net income per share also reflected a two-for-one common stock split in the form of a 100% stock dividend to stockholders of record as of the close of business on April 25, 1996.

Liquidity and Capital Resources

                                          March 31,            October 1,
                                           1996                 1995
- - --------------------------------------------------------------------------
Cash, cash equivalents and marketable
  securities                              $  163.0             $  232.8
Working capital                           $  423.3             $  368.0
- - --------------------------------------------------------------------------

     Excluding changes in working capital, cash flow from operations increased to $91.6 million for First Six Months 1996 from $33.4 million for the comparable prior year period, primarily due to substantially higher net sales and the resultant higher net income. Investments in working capital associated with the Company's expanded level of current and anticipated business activity totaled $86.7 million during First Six Months 1996. Net cash flow from operations was $4.9 million for First Six Months 1996 compared to $44.5 million for First Six Months 1995.

     The cash portfolio (cash, cash equivalents and marketable securities) totaled $163.0 million at March 31, 1996 compared to $232.8 million at October 1, 1995. Excluding the cash portfolio, working capital was $260.3 million at March 31, 1996 compared to $135.2 million at October 1, 1995. Accounts receivable increased due to expanded sales levels, while days sales outstanding remained consistent with the October 1, 1995 level. Raw material inventory increased due to improved availability of certain components late in the fiscal second quarter, and finished goods inventory grew in anticipation of higher market demand for the fiscal third quarter.

     Cash used in investing activities was $63.5 million for First Six Months 1996 compared to $15.5 million for First Six Months 1995, primarily reflecting higher capital expenditures. The Company made net capital investments of $86.9 million during First Six Months 1996 for facilities, equipment and systems needed to support its sales growth. The Company expects to continue to invest significant additional amounts during the remainder of the fiscal year ending September 29, 1996. On an ongoing basis, the Company expects to continue to investigate other business opportunities such as acquisitions and strategic alliances that may require capital resources.

     There are several factors that could affect the Company's ability to generate cash from operations during the remainder of fiscal 1996, including general economic conditions, market competition and changes in working capital requirements. The Company believes that its cash portfolio, anticipated cash flow from operations and access to debt and equity markets will permit the financing of its business requirements in an orderly manner for the foreseeable future.

Future Operating Results

     Future trends for revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's markets and the general economy, (ii) development and market acceptance of new products, (iii) availability of key components, (iv) successful integration of future acquisitions, and (v) numerous competitive factors.

     Because of the risks and uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's common stock.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of the Stockholders of U.S. Robotics Corporation on March 7, 1996, the following matters were submitted to a vote of stockholders:

     1. To elect 3 directors to the Board of Directors of the Company, each to serve for a term of 3 years.

     2. To consider and vote upon the proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock to 250,000,000 shares and preferred stock to 10,000,000 shares.

     3.   To consider and vote upon the Company's amended and restated
          Key Employee Stock Option Plan which includes a proposed increase of 2,000,000 in the number of shares subject to the Plan.

     4. To consider and vote upon the Company's amended and restated Executive Officers and Directors Stock Option Plan which includes a proposed formula for the granting of options to all non-employee directors.

     5. To consider and vote upon the Company's proposed Senior Executive Performance Bonus Plan which has been designed to permit bonuses paid thereunder to be fully deductible in compliance with Internal Revenue Code Section 162(m).

The results of the voting are shown below:

                                                                    BROKER
            PROPOSAL                 FOR       AGAINST   WITHHELD  NON-VOTES
- - --------------------------------  ----------  ---------  --------  ---------
Election of Messrs. Cowell,
Graunke and Yovovich as
directors                         38,527,735          0   357,912          0

Approval and adoption of
Amendment to U.S. Robotics
Corporation Certificate of
Incorporation                     25,812,752  7,720,605    99,625  5,378,471

Proposed Amendment  and
Restatement of  U.S. Robotics
Corporation Key Employee Stock
Option Plan                       28,054,033  9,520,316   134,971  1,302,133

Proposed Amendment  and
Restatement of  U.S. Robotics
Corporation Executive Officers
and Directors Stock Option Plan   30,802,858  6,155,297   137,957  1,915,341

Approval and adoption of Senior
Executive Performance Bonus Plan  36,483,733    513,563    98,816  1,915,341

Item 6.  Exhibits and Reports on Form 8-K.

                                                              Sequentially
(a)      Exhibit    Description                               Numbered Page
         -------    -----------                               -------------

          11        Computation of Net Income Per Share          17


(b) Since the end of its most recent fiscal quarter on December 31, 1996, U.S. Robotics Corporation has filed the following reports on Form 8-K:



 Date of Report      Item Reported
- - --------------------------------------------------------------------------------------------------

January 22, 1996    U.S. Robotics Corporation announced its results of
                    operations for its fiscal first quarter ended December 31, 1995.

February 2, 1996    U.S. Robotics Corporation announced that it was withdrawing its bid to acquire Hayes Microcomputer Products, Inc.

March 4, 1996       U.S. Robotics Corporation announced it had acquired Amber
                    Wave Systems, Inc.(Amber Wave).  All outstanding shares of Amber Wave were converted into U.S. Robotics Corporation common shares pursuant to a merger of a subsidiary of the Registrant with and into Amber Wave,  which thereby became a wholly owned subsidiary of the Registrant. The transaction was accounted for as a pooling-of-interests .

March 22, 1996      On March 7, 1996, the stockholders approved an amendment to the Registrant's Certificate of Incorporation to increase the number of
                    authorized shares of common stock to    250,000,000 shares and preferred stock
                    to 10,000,000 shares.

April 12, 1996      The Registrant announced a two-for-one split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record as of the close of business on April 25, 1996 received one additional common share for each share held.  The additional shares were distributed to stockholders on May 10, 1996 and the stock began trading at the split value on May 13, 1996.

April 19, 1996      U.S. Robotics Corporation announced the  promotion of
                    Gene  Feretti, Vice President, Finance to Vice
                    President and General Manager of its Mobile Communications unit.

April 22, 1996      U.S. Robotics Corporation announced its results of
                    operations for its fiscal second quarter ended March 31, 1996.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     U.S. ROBOTICS CORPORATION
                                     (Registrant)








                                         /s/ Mark Remissong
                                     ------------------------------------------
                                     Mark Remissong,
                                     Vice President and Chief Financial Officer
                                     (Signing on behalf of the Registrant)

                                         /s/ Steven Campbell
                                     ------------------------------------------
                                     Steven T. Campbell,
                                     Vice President and Controller and
                                     Chief Accounting Officer

DATE: May 14, 1996