Form 10-Q
period 1996-06-30
U S ROBOTICS CORP/DE/
filed 1996-08-14
CIK 933353

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                       or


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

                        Commission file number: 0-25630

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


The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of August 9, 1996 was 88,056,728.

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                        Page
     Item 1.  Financial Statements(Unaudited)                           ----

              Condensed Consolidated Statement of Income                  3

              Condensed Consolidated Balance Sheet                        4

              Condensed Consolidated Statement of Stockholders' Equity    5

              Condensed Consolidated Statement of Cash Flows              6

              Notes to Condensed Consolidated Financial Statements        7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9



                          PART II.  OTHER INFORMATION


     Item 2.  Change in Securities                                       14

     Item 6.  Exhibits and Reports on Form 8-K                           14

     Signatures                                                          15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                  U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share data)
                                 (UNAUDITED)



                                      Quarter Ended                                    Nine Months Ended
                               ------------------------------                 ---------------------------------
                                June 30,             July 2,                    June 30,               July 2,
                                  1996                1995                       1996                   1995
                               ----------          ---------                  -----------            ----------
Net sales                      $  546,785          $ 237,347                  $ 1,366,102            $  595,951
Cost of goods sold                317,824            139,051                      794,208               350,794
                               ----------          ---------                  -----------            ----------
 Gross profit                     228,961             98,296                      571,894               245,157
Operating expenses
 Selling and marketing             73,128             35,996                      178,879                95,829
 General and administrative        25,283             10,396                       66,949                28,770
 Research and development          28,661             13,835                       80,492                35,062
 Non-recurring merger-related
 costs                                  -                  -                            -                29,449
                               ----------          ---------                  -----------            ----------
                                  127,072             60,227                      326,320               189,110
                               ----------          ---------                  -----------            ----------
 Operating profit                 101,889             38,069                      245,574                56,047
Interest income                     1,444              2,208                        7,269                 4,393
Interest expense                     (659)            (1,481)                      (3,332)               (4,353)
Other expense                        (745)              (190)                        (719)                 (408)
                               ----------          ---------                  -----------            ----------
 Income before
 income taxes                     101,929             38,606                      248,792                55,679
 Income tax expense                38,631             13,744                       92,244                23,946
                               ----------          ---------                  -----------            ----------
 Net income                    $   63,298          $  24,862                  $   156,548            $   31,733
                               ==========          =========                  ===========            ==========
Net income per share           $     0.66          $    0.30                  $      1.65            $     0.39
                               ==========          =========                  ===========            ==========
Number of shares used in
per share calculation              96,613             83,580                       94,997                80,652
                               ==========          =========                  ===========            ==========

    See accompanying notes to condensed consolidated financial statements.

                  U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share data)
                                 (UNAUDITED)

                                                June 30,             October 1,
                                                  1996                  1995
                                              -----------          --------------
                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents               $    46,009          $      136,803
   Marketable securities                        68,148                  96,000
   Accounts receivable, net                    325,513                 168,365
   Inventories                                 231,332                 103,032
   Deferred income taxes                        50,413                  22,373
   Prepaid expenses and other current
    assets                                      12,581                   7,739
                                           -----------          --------------
        Total current assets                   733,996                 534,312
PROPERTY, PLANT AND EQUIPMENT-NET              238,752                 117,156
OTHER ASSETS                                    18,211                   8,155
                                           -----------          --------------
                                           $   990,959          $      659,623
                                           ===========          ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term
    obligations                            $    12,147          $          249
   Accounts payable                            108,973                  78,386
   Accrued liabilities                         142,914                  78,171
   Income taxes payable                         22,599                   9,525
                                           -----------          --------------
        Total current liabilities              286,633                 166,331
LONG-TERM OBLIGATIONS                           53,337                  65,651
DEFERRED INCOME TAXES                            3,977                   3,246
STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value;
    10,000,000 shares authorized;
    issuable in series; none issued                  -                       -
   Common stock - $.01 par value;
    250,000,000 shares authorized;
    87,887,396 and 84,386,396 outstanding
    at June 30, 1996 and October 1, 1995,
    respectively                                   879                     422
   Additional contributed capital              345,979                 273,939
   Retained earnings                           299,019                 148,617
                                           -----------          --------------
                                               645,877                 422,978
   Cumulative translation adjustment
    and other                                    1,135                   1,417
                                           -----------          --------------
        Total stockholders' equity             647,012                 424,395
                                           -----------          --------------
                                           $   990,959          $      659,623
                                           ===========          ==============


    See accompanying notes to condensed consolidated financial statements.

                  U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)
                                 (UNAUDITED)

                                                    Additional                               Cumulative                  Total
                             Common                Contributed          Retained             Translation             Stockholders'
                              Stock                  Capital            Earnings        Adjustment and Other            Equity
                          ----------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1,
  1995                        $422                  $273,939           $148,617                $1,417                  $424,395
Issuances under
  stock option and
  purchase plans                15                    18,459                  -                     -                    18,474
Tax benefits
  relating to the
  exercise of stock
  options                        -                    49,941                  -                     -                    49,941
Issuances of stock
  in connection with
  acquisition                    3                     3,809             (5,707)                    -                    (1,895)
Stock split                    439                         -               (439)                    -                         -
Redemption of stock
  rights                         -                      (220)                 -                     -                      (220)
Foreign currency
  translation
  adjustments and
  other                          -                        51                  -                  (282)                     (231)
Net income for the
  period                         -                         -            156,548                     -                   156,548
                              ----                  --------           --------                ------                  --------
BALANCE AT JUNE 30,
  1996                        $879                  $345,979           $299,019                $1,135                  $647,012
                              ====                  ========           ========                ======                  ========

    See accompanying notes to condensed consolidated financial statements.

                  U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                                              Nine Months Ended
                                                                         ----------------------------
                                                                         June 30,            July 2,
                                                                           1996               1995
                                                                         ---------         ----------
Cash flows from operating activities:
    Net income                                                           $ 156,548         $   31,733
    Changes in assets and liabilities                                     (152,530)            17,405
    Adjustments to reconcile net income to net
      cash from operating activities                                         1,368             29,071
                                                                         ---------         ----------
      Net cash provided by operating
       activities                                                            5,386             78,209
Cash flows from investing activities:
      Purchases of marketable securities                                  (175,835)               886
      Sales and maturities of marketable
        securities                                                         204,559                 43
      Capital expenditures, net                                           (140,147)           (31,509)
      Other, net                                                               712               (323)
                                                                         ---------         ----------
      Net cash used in investing activities                               (110,711)           (30,903)
Cash flows from financing activities:
      Net cash provided by financing activities                             15,142            127,218
Effect of exchange rate changes                                               (611)              (643)
                                                                         ---------         ----------
      Net increase (decrease) in cash and cash
          equivalents                                                      (90,794)           173,881
Cash and cash equivalents at beginning of period                           136,803             58,286
                                                                         ---------         ----------
Cash and cash equivalents at end of period                               $  46,009         $  232,167
                                                                         =========         ==========


    See accompanying notes to condensed consolidated financial statements.

                   U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Robotics Corporation and its subsidiaries (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter and nine months ended June 30, 1996 are not necessarily indicative of the results for the fiscal year ending September 29, 1996. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995.

     The Company acquired Amber Wave Systems, Inc. ("Amber Wave") on February 29, 1996 (See NOTE B).

     On April 12, 1996, the Company announced a two-for-one split of its common stock in the form of an 100% stock dividend. Stockholders of record as of the close of business on April 25, 1996 received one additional share for each share held. The additional shares were distributed to stockholders on May 10, 1996. All references to share and per share data have been restated to reflect the stock split.


NOTE B - BUSINESS ACQUISITION

     On February 29, 1996, the Company issued approximately 694,000 shares of its common stock in exchange for all of the outstanding capital stock of Amber Wave. Amber Wave develops technology related to LAN switching products. The transaction was accounted for as a pooling of interests. The historical operations of Amber Wave prior to the date of combination were not material to the Company's consolidated results of operations and financial position; therefore, prior period financial statements have not been restated.


NOTE C - INVENTORIES

     Inventories are stated at the lower of cost or market value, after reductions for potentially unsaleable or unusable items. Cost is determined by the first-in, first-out method. The components of inventories were as follows:



                             June 30,         October 1,
                               1996             1995
                             --------         ----------
                                   (in thousands)
      Finished products      $ 124,972        $   32,688
      Work-in-process           22,860            21,373
      Raw materials             83,500            48,971
                             ---------        ----------
                             $ 231,332        $  103,032
                             =========        ==========

NOTE D - LITIGATION

     The Company is a party to lawsuits in the normal conduct of its business. The Company and its counsel believe that the Company has meritorious defenses in lawsuits in which the Company is a defendant. The Company does not believe the outcome of these cases will have a material effect on its financial position or results of operations.


NOTE E - STOCKHOLDER RIGHTS PLAN

     Effective May 9, 1996, the Board of Directors of the Company approved the replacement of its stockholder rights plan with a new stockholder rights plan. Under the new plan, stockholders have certain rights to purchase Series B Junior Participating Preferred Stock, par value $.01 per share ("Series B Junior Preferred") under certain circumstances, including the event of unsolicited attempts to acquire a controlling interest in the Company. Each right, when exercisable, will entitle the holder to purchase from the Company one one-hundredth of a share of Series B Junior Preferred at a price of $500.00 or, in certain circumstances, such right will entitle the holder, other than an acquiring person, to receive, upon exercise at the then current exercise price of the right, common stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. Of the 10,000,000 preferred shares the Company is authorized to issue, 2,500,000 shares have been designated Series B Junior Preferred. The Series B Junior Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (In millions, except share and per share data)


     The following discussion and analysis sets forth information for the fiscal third quarter ended June 30, 1996 ("Third Quarter 1996") and the nine month period ended June 30, 1996 ("First Nine Months 1996") compared to the fiscal third quarter ended July 2, 1995 ("Third Quarter 1995") and the nine month period ended July 2, 1995 ("First Nine Months 1995"). This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995.

Results of Operations

Net Sales

                                      Third Quarter
                            ---------------------------------
                                1996      Change        1995
- -------------------------------------------------------------
Net sales                      $546.8      130.4%      $237.3
- -------------------------------------------------------------

                                     First Nine Months
                            ---------------------------------
                               1996        Change       1995
- -------------------------------------------------------------
Net sales                    $1,366.1      129.2%      $596.0
- -------------------------------------------------------------

     Net sales increased in the Third Quarter 1996 and First Nine Months 1996 as compared with the corresponding prior year periods primarily as a result of higher unit sales of both systems and PC-related products, reflecting continued growth in overall market demand for information access devices. Net sales also were favorably impacted during the 1996 periods due to higher average selling prices, reflecting a shift in sales mix to higher speed, higher priced products.

International Sales

                                      Third Quarter
                              -------------------------------
                               1996        Change      1995
- -------------------------------------------------------------
International sales           $ 139.7      132.4%      $60.1
Percentage of net sales          25.5%                  25.3%
- -------------------------------------------------------------

                                     First Nine Months
                              -------------------------------
                               1996       Change       1995
- -------------------------------------------------------------
International sales            $365.9      140.1%     $152.4
Percentage of net sales          26.8%                  25.6%
- -------------------------------------------------------------

     International sales, concentrated in Canada and Europe, include both U.S. exports and sales from foreign operations. Sales increased for the Third Quarter 1996 and First Nine Months 1996 over the corresponding prior year periods as a result of higher unit shipments of both systems and PC-related products. Sales through foreign subsidiaries are denominated in both U.S. dollars and foreign currencies. At the end of Third Quarter 1996, the Company had foreign currency forward contracts totaling approximately $6.0 million. The Company has no other foreign currency contracts or derivative instruments.

Gross Profit

                                            Third Quarter
                                 ---------------------------------
                                  1996          Change      1995
- ------------------------------------------------------------------
Gross profit                     $229.0         133.0%     $ 98.3
Percentage of net sales            41.9%                     41.4%
- ------------------------------------------------------------------

                                         First Nine Months
                                 ---------------------------------
                                  1996         Change      1995
- ------------------------------------------------------------------
Gross profit                     $571.9         133.2%     $245.2
Percentage of net sales            41.9%                     41.1%
- ------------------------------------------------------------------

     The increases in gross profit dollar contribution in the Third Quarter 1996 and First Nine Months 1996 over the comparable prior year periods resulted primarily from significantly higher unit sales volumes. Gross margin as a percentage of sales improved for both periods primarily due to the shift in sales mix to higher margin, V.34 compliant modem products. The Company's gross profit margins are subject to fluctuation from quarter to quarter depending upon changes in the mix of products sold, introductions of new products and lower cost product components and architectures, and the timing of price reductions necessitated by the competitive environment.

Operating Expenses

                                            Third Quarter
                            --------------------------------------------
                              1996            Change           1995
- ------------------------------------------------------------------------
Selling and marketing        $ 73.1           103.1%           $36.0
Percentage of net sales        13.4%                            15.2%
- ------------------------------------------------------------------------
General and administrative   $ 25.3           143.3%           $10.4
Percentage of net sales        4.6%                              4.4%
- ------------------------------------------------------------------------
Research and development     $ 28.7           108.0%           $13.8
Percentage of net sales         5.2%                             5.8%
- ------------------------------------------------------------------------

                                         First Nine Months
                            --------------------------------------------
                              1996            Change            1995
- ------------------------------------------------------------------------
Selling and marketing        $178.9            86.7%           $95.8
Percentage of net sales       13.1%                             16.1%
- ------------------------------------------------------------------------
General and administrative   $ 66.9           132.3%           $28.8
Percentage of net sales        4.9%                              4.8%
- ------------------------------------------------------------------------
Research and development     $ 80.5           129.3%           $35.1
Percentage of net sales        5.9%                              5.9%
- ------------------------------------------------------------------------
Non-recurring merger costs       -                             $29.4
Percentage of net sales          -                               4.9%
- ------------------------------------------------------------------------

     Selling and marketing expenses for the Third Quarter 1996 and First Nine Months 1996 increased as compared with the corresponding prior year periods due to substantial expenditures for marketing and promotions as well as increased personnel related costs. Total selling and marketing expenses decreased as a percentage of net sales reflecting the leverage created at higher sales levels by the fixed and semi-variable components of selling and marketing expenses.

     General and administrative expenses for the Third Quarter 1996 and First Nine Months 1996 increased as compared with the corresponding prior year periods, both in total dollars and as a percentage of net sales, due to increased administrative staff and systems necessary to support the Company's expanded business activities. The increase in the First Nine Months 1996 also reflected professional fees and expenses related to the Company's acquisition activities and contract negotiations.

     Research and development expenses for the Third Quarter 1996 and First Nine Months 1996 increased over the corresponding prior year periods due to increases in the size of the Company's engineering staff and related costs to support its emphasis on product development. The Company believes that investment in research and development is critical to future sales growth and continued technological competitiveness.

     In the First Nine Months 1995, the Company incurred non-recurring merger-related costs of $29.4 million in connection with the acquisition of Megahertz Corporation ("Megahertz").

Income Tax Expense

                                          Third Quarter
                                ---------------------------------
                                 1996        Change         1995
- -----------------------------------------------------------------
Income tax expense              $38.6        181.8%        $13.7
Effective tax rate               37.9%                      35.6%
- -----------------------------------------------------------------
                                        First Nine Months
                                ---------------------------------
                                 1996        Change         1995
- -----------------------------------------------------------------
Income tax expense              $92.2        285.8%        $23.9
Effective tax rate               37.1%                      43.0%
- -----------------------------------------------------------------

     The effective tax rate for the Third Quarter 1996 increased as compared to the corresponding prior year period, primarily due to the expiration of the federal research and development tax credit and certain non-deductible expenses. The effective tax rate for the First Nine Months 1996 decreased as compared to the corresponding prior year period. The net decrease was attributable to the tax treatment of certain non-recurring merger-related costs in the fiscal 1995 period, including transaction costs and the write-down of non-deductible goodwill. Additionally, in the fiscal 1995 period, the Company recorded a deferred tax valuation allowance related to the uncertainty of realization of future tax benefits associated with certain merger-related costs recorded by international subsidiaries. The effective tax rate for the First Nine Months 1996 was adversely affected as compared to the rate for the comparable prior year period due to the expiration of the federal research and development tax credit.

Net Income and Net Income Per Share

                                          Third Quarter
                                ---------------------------------
                                 1996                       1995
- -----------------------------------------------------------------
Net income                      $63.3                      $24.9
Percentage of net sales          11.6%                      10.5%
Net income per share            $0.66                      $0.30
- -----------------------------------------------------------------

                                     First Nine Months
                                --------------------------
                                  1996             1995
- ----------------------------------------------------------
Net income                      $156.5            $31.7
Percentage of net sales           11.5%             5.3%
Net income per share            $ 1.65            $0.39
- ----------------------------------------------------------

     Net income and net income per share for the Third Quarter 1996 and First Nine Months 1996 increased as compared with the corresponding prior year periods primarily due to higher operating profit. Also, net income and net income per share for the First Nine Months 1995 reflect a $23.2 million after tax non-recurring charge associated with the Megahertz merger.

Liquidity and Capital Resources

                                June 30,        October 1,
                                 1996             1995
- ---------------------------------------------------------
Cash, cash equivalents and
  marketable securities         $114.2            $232.8
Working capital                 $447.4            $368.0
- ---------------------------------------------------------

     Excluding changes in working capital, cash flow from operations increased to $157.9 million for the First Nine Months 1996 from $60.8 million for the comparable prior year period, primarily due to substantially higher net sales and the resultant higher net income. Investments in working capital associated with the Company's expanded level of current and anticipated business activity totaled $152.5 million during the First Nine Months 1996. Net cash flow from operations was $5.4 million for the First Nine Months 1996 compared to $78.2 million for the First Nine Months 1995.

     The cash portfolio (cash, cash equivalents and marketable securities) totaled $114.2 million at June 30, 1996 compared to $232.8 million at October 1, 1995. Excluding the cash portfolio, working capital was $333.2 million at June 30, 1996 compared to $135.2 million at October 1, 1995. Accounts receivable increased due to expanded sales levels, while days sales outstanding remained consistent with the October 1, 1995 level. Inventory levels increased in support of higher net sales levels and to ensure that sufficient inventory was on hand to rapidly fill customers orders early in the Company's fiscal fourth quarter ending September 29, 1996.

     Cash used in investing activities was $110.7 million for the First Nine Months 1996 compared to $30.9 million for the First Nine Months 1995. The increase was related primarily to higher capital expenditures, partially offset by net sales of marketable securities. The Company made net capital investments of $140.1 million during the First Nine Months 1996 for facilities, equipment and systems needed to support its sales growth. The Company expects that it will continue to make significant capital investments during the remainder of the fiscal year ending September 29, 1996. On an ongoing basis, the Company expects to continue to invest in property, plant, and equipment, and to investigate other business opportunities such as acquisitions and strategic alliances that may require capital resources.

     There are several factors that could affect the Company's ability to generate cash from operations in the future, including general economic conditions, market competition and changes in working capital requirements.

The Company believes that its cash portfolio, anticipated cash flow from operations and access to debt and equity markets will permit the financing of its business requirements in an orderly manner for the foreseeable future.

Future Operating Results

     Future trends for revenues and profitability are difficult to predict due to a variety of risks and uncertainties. Although the Company expects continued growth and strong demand for its products, revenues in the fiscal fourth quarter ending September 29, 1996 may not increase at the same rate as in recent quarters.

     On July 2, 1996, the Company announced an agreement to acquire Tel-Aviv based Scorpio Communications Ltd. Negotiations of final terms are ongoing, and the transaction is expected to close in the Company's fiscal fourth quarter ending September 29, 1996. The transaction will entail the payment of cash and the issuance of common stock of the Company together having an aggregate value of up to $80 million. The transaction will be accounted for as a purchase and is expected to result in a significant one-time charge primarily related to purchased research and development costs. The amount of this charge has not yet been determined. Excluding the impact of the one-time charge, the Company does not expect the transaction to have a significant impact on results for the fourth quarter.

     The foregoing statements regarding expected sales growth in the current quarter and the potential impact of the pending acquisition of Scorpio Communications, Ltd. on the Company's results of operations are forward-looking statements and actual results may differ materially. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: changes in business conditions and growth trends affecting the Company's products and markets, the personal computer and telecommunications industries and the economy generally; the timing of development, announcement and introduction of new products and product features by the Company and its competitors, and the market demand for and acceptance of such new products and product features; continuing availability of key components and technologies at competitive prices; a variety of other competitive factors such as price reductions by the Company and its competitors and resulting effects on market shares; changes in consumer and business purchasing patterns; the Company's merger and acquisition activities, including its success in integrating businesses it has acquired and the amounts of any non-recurring charges related to such activities; and other factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

     Because of the risks and uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical results and trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's common stock.

Item 2. Change in Securities

     On April 12, 1996, the Company announced a two-for-one split of its common stock in the form of an 100% stock dividend. Stockholders of record as of the close of business April 25, 1996 received one additional share for each share held. The additional shares were distributed to stockholders on May 10, 1996.

     On May 9, 1996, the Board of Directors of U.S. Robotics Corporation approved the replacement of its stockholder rights plan with a new rights plan, as described in Note E of the Notes to the Condensed Consolidated Financial Statements set forth above. The replacement of the plan was effected by a redemption of the existing rights and a dividend of the new rights. The redemption price of $.0025 (split adjusted) for the exiting rights was paid to stockholders of record as of the close of business on May 31, 1996.


Item 6. Exhibits and Reports on Form 8-K.

                                                             Sequentially
(a)    Exhibit  Description                                  Numbered Page
       -------  -------------------------------------------  ----------------
         11     Computation of Net Income Per Share                16

         27     Financial Data Schedule (filed only elec-
                tronically with the Securities and Exchange
                Commission)                                        17


(b) Since the end of its most recent fiscal quarter on March 31, 1996, U.S. Robotics Corporation has filed the following reports on Form 8-K:



 Date of Report                   Item Reported
- --------------------------------------------------------------------------------
April 12, 1996       The Registrant announced a two-for-one split of its common stock to be effected in the form of an 100% stock dividend.
                     Stockholders of record as of the close of business on April 25, 1996 received one additional common share for each share held. The additional shares were distributed to stockholders on May 10, 1996 and the stock began trading at the split value on May 13, 1996.

April 16, 1996       U.S. Robotics Corporation announced the promotion of Gene
                     Feretti, Vice President, Finance to Vice President and
                     General Manager of its Mobile Communications unit

April 22, 1996       U.S. Robotics Corporation announced its results
                     of operations for its fiscal second quarter ended March 31, 1996.

May 9, 1996          U.S. Robotics Corporation announced the replacement of its stockholder rights plan with a new rights plan.

July 24, 1996        U.S Robotics Corporation announced its results of
                     operations  for its fiscal third quarter ended
                     June 30, 1996.

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

                                                /s/ Steven T. Campbell
                                      ------------------------------------------
                                      Steven T. Campbell,
                                      Vice President and Controller and
                                      Chief Accounting Officer

DATE: August 14, 1996