Form 10-K
period 1996-09-29
U S ROBOTICS CORP/DE/
filed 1996-12-30
CIK 933353

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

(MARK ONE)
    /x/ Annual Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934.
         [Fee Required]
         FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1996

                                       or

    / / Transition report pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934.
         [No Fee Required]
         For the transition period from               to

                        Commission file number: 0-25630

                            -----------------------

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

       Registrant's telephone number, including area code (847) 982-5010

                            -----------------------

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

                            -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K / /

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF DECEMBER 13, 1996, (BASED ON THE CLOSING PRICE AS REPORTED BY NASDAQ AS OF SUCH DATE) WAS $6,360,074,192.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING AS OF DECEMBER 13, 1996, WAS 88,907,629.

                            -----------------------

                      Documents Incorporated By Reference
PORTIONS OF THE PROXY STATEMENT FOR REGISTRANT'S 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MARCH 5, 1997, ARE INCORPORATED BY REFERENCE IN PART III.

================================================================================

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS


                                                                        PAGE NO. OR
                                                                         REFERENCE
                                                                        -----------
Item 1.  Business.....................................................       3
Item 2.  Properties...................................................      13
Item 3.  Legal Proceedings............................................      14
Item 4.  Submission of Matters to a Vote of Securities Holders........      14
Item 4a. Executive Officers and Directors of the Registrant...........      15
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..........................................      18
Item 6.  Selected Financial Data......................................      19
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      20
Item 8.  Financial Statements and Supplementary Data..................      25
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.....................................      43
Item 10. Directors and Executive Officers of the Registrant...........      44
Item 11. Executive Compensation.......................................      44
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...................................................      44
Item 13. Certain Relationships and Related Transactions...............      44
Item 14. Exhibits, Financial Statement Schedule and Reports
         on Form 8-K..................................................      45

                                     PART I



ITEM 1. BUSINESS

THE COMPANY

     U.S. Robotics Corporation, through its operating subsidiaries, (collectively, the "Company" or "U.S. Robotics") is one of the world's leading suppliers of products and systems that provide access to information. The Company designs, manufactures, markets and supports remote access servers, enterprise communications systems and desktop and mobile client products, including modems, LAN adapter cards, hand-held computing devices and telephony products, that connect computers and other equipment over analog, digital, wireless, and switched cellular networks, enabling users to gain access to, manage, and share data, fax, voice, sound, and video information. The Company offers reliable, cost-effective solutions at all points of network access, from the data communications center to the desktop to the mobile user. The Company designs its products to comply with all major international, domestic and proprietary communications standards and protocols. Many of the Company's products are designed using proprietary software and architectures which facilitate greater functional integration at both the circuit board and systems levels. This enables the Company to be early to market with new and enhanced products as technologies and standards evolve and to offer its customers flexible solutions which both meet their immediate needs and provide them with a longer term communications technology implementation path. Additionally, when U.S. Robotics-designed products are present at both ends of a communications link, performance and reliability can be enhanced.

     U.S. Robotics' product lines include a wide variety of dial-up modems, flexible and scaleable wide area network ("WAN") hubs, local area network ("LAN") access and switching products, telephony products, and hand-held electronic connected organizers. The Company's products are sold under the master corporate brand name "U.S. Robotics" and under the product line brand names Courier(TM), Megahertz(R), Sportster(R), Total Control(TM), TOTALswitch(TM), ConferenceLink(TM), Pilot(TM) and WorldPort(R). To provide the broadest possible exposure to prospective purchasers and users of its products, the Company is active in all major domestic and international distribution channels. The Company also manufactures and sells its products to selected original equipment manufacturer ("OEM") customers.

     As part of the Company's ongoing efforts to expand its product offerings for all network access points, in February 1996, the Company acquired Amber Wave Systems, Inc. ("Amber Wave"), a technology leader in workgroup LAN switching. This acquisition complements the Company's systems products and has enabled the Company to offer low-cost LAN switching products for corporate customers. On August 28, 1996, the Company completed its acquisition of Scorpio Communications Ltd. ("Scorpio"), which designs, manufactures, and sells scaleable, fully-redundant, fault-tolerant ATM (Asynchronous Transfer Mode) switches that target workgroup LAN, corporate backbone and WAN access environments. This acquisition helped round out the Company's LAN switching offerings by extending this product line beyond workgroup Ethernet switches into ATM switching, thereby giving the Company a more comprehensive portfolio of switching and ATM products to offer to its customers.

INDUSTRY OVERVIEW

     The ability to access, manage and share information, whether in the form of data, fax, voice, sound or video, is becoming increasingly important as organizations and individuals seek to improve productivity and effectiveness. Recent trends in organizational and personal computing and communications capabilities, as well as the increasing availability of electronic and digital information on corporate Intranets, the Internet and other on-line sources, have converged to stimulate unprecedented demand for personal computers and data communications equipment. The Company believes that the demand for information access will continue to grow and that further advances in computer and communications technology will bring increasingly powerful capabilities to many more users in nearly every conceivable location and environment. These trends represent significant opportunities for businesses which possess the vision, expertise, technology and other resources to develop the sophisticated products that will be required to meet users' evolving needs.

COMPANY STRATEGIES

     Historically, U.S. Robotics focused its efforts on developing and marketing dial-up modems, which allow personal computers to communicate over WANs (primarily the public switched telephone network). As a result, the Company developed significant expertise in digital-to-analog and analog-to-digital signal conversion and in high speed data transmission over the public switched telephone network ("PTSN"). This expertise has become increasingly important with the advent of digital networks and communications services which must interconnect with the existing analog networks.

     Anticipating the need for products which support communications in hybrid analog/digital environments, U.S. Robotics developed a strategy based on providing customers with seamless connectivity and a flexible, cost-effective approach to rapidly changing technologies, standards and services. In order to provide such solutions, the Company decided to offer a broad range of products and systems targeted at all of the key network access points -- in the data communications center, at mobile sites and on the desktop. To complement its strength in desktop products, the Company developed its Total Control product line, starting with the Total Control Enterprise Network Hub (the "Total Control Hub"), which was first shipped in fiscal 1993. The Total Control Hub chassis is designed to serve as a modular, scaleable, high density platform for a wide range of existing and future communications interfaces and applications.

     The Company has also actively pursued business combinations and strategic alliances with the objective of broadening its product lines and technological capabilities so as to meet the needs of end-users for high performance products for connecting with the network at all access points. In February 1995, the Company became a very significant participant in the PC Card market for mobile computer users with its acquisition of Megahertz Holding Corporation ("Megahertz"). Also, during 1995, U.S. Robotics acquired ISDN Systems Corporation and Palm Computing, Inc. As noted above, during 1996 the Company acquired Amber Wave and Scorpio.

     In October 1996, the Company announced a key breakthrough in modem technology that provides for Internet, on-line and remote access connections capable of downloading information at speeds nearly twice as fast as those previously available over regular analog telephone lines. This new technology, named "x2(TM)", increases the top speed for receiving data "downstream" over the PTSN to levels in the range of 52 to 56 Kbps without the need for expensive new central office equipment required by other high-speed technologies and without modifications to existing telephone wiring. This model is ideal for Internet or remote access because information sent to the individual desktop is typically graphics-based and requires a high-performance channel. User requests, such as http and internet browser commands, require less bandwidth and can be transmitted quickly "upstream" at the standard 28.8 or 33.6 Kbps speeds.

     As with any data communications protocol, x2 technology must be present on both ends of the call to achieve these high speed connections. By providing both systems and client modem products that are x2 capable, U.S. Robotics will offer an end-to-end higher speed solution for both individuals and service providers. Further, the installed base of U.S. Robotics systems products and many of the client modem products sold in the past, especially since the August 1996 announcement of x2, can be upgraded to x2 easily through a simple software download or, in the case of some Sportster modems, a memory chip replacement.

     The Company's objective is to maintain and enhance its leadership position in the information access market by leveraging its strengths in the areas of communications technologies, customer driven product design, marketing and distribution channel partnerships, international presence, manufacturing and human and financial resources. Specifically, the Company intends to continue to implement the following key strategies:

- Emphasize Research and Development. Continue the Company's commitment to research and development efforts to enable it to (i) control key components of technologies fundamental to its business, (ii) be early to market with products that are responsive to customers' changing needs and (iii) reduce manufacturing costs.

- Provide Broad Based Access Solutions. Continue to expand product offerings to address the large and growing markets for information access and communications solutions at all levels and at all points of access, from home and mobile users, to the corporate desktop, to the data communication centers of businesses and information and communication service providers.

- Leverage and Expand Presence at All Points of Information Access. Leverage the Company's position as a provider of end-to-end access solutions by continuing to offer products at all points of information access, thereby providing enhanced performance, reliability, and value for customers.

- Maintain and Expand Distribution Channels. Build upon the Company's presence in all of the distribution channels, including the Company's traditional two-tier distribution channel partnerships, the retail channel, value added resellers, direct corporate sales and OEMs.

- Expand International Presence. Expand the Company's international presence by establishing additional sales offices, entering into alliances with distributors in geographic areas in which the Company is not currently operating or represented and introducing mobile and systems products on a global basis.

- Pursue Strategic Alliances and Acquisitions. Pursue additional strategic alliances and acquisitions to further enhance the Company's product offerings, markets or capabilities, whenever such transactions or relationships are consistent with the Company's overall strategic direction.

- Enhance Product Quality and Value. Continue to enhance product quality and value, as well as the Company's operating efficiency and profitability, by maintaining a well-trained and highly motivated work force and by investing in state-of-the-art manufacturing capacity, generally located in close proximity to the Company's research and development and product and customer support activities.

PRODUCTS

     U.S. Robotics' products fall into two general categories -- systems products (network hubs, modem pools, remote access servers, and LAN switching products sold under the Total Control and TOTALswitch brand names) and personal computer related ("PC-related") products (high speed desktop and PC card modems, LAN adapter cards, hand-held connected electronic organizers, and telephony products sold under the Sportster, Megahertz, Courier, Worldport, Pilot, and ConferenceLink brand names). The Company's product development, marketing, sales and support operations are generally organized to focus on these categories. The Network Systems Division has responsibility for systems products and the Courier brand desktop modems, the Mobile Communications subsidiary has responsibility for PC-related mobile and wireless products, the Personal Communications Division has responsibility for PC-related desktop modems and telephony products, and the Palm Computing subsidiary has responsibility for the Pilot hand-held products.

Systems Products

     U.S. Robotics' systems products include scaleable network hubs, modem pools, remote access servers, and LAN switching devices to support a variety of information access functions in the data centers, branch offices and small businesses and at major information service providers. These products are sold mainly under the Total Control and TOTALswitch brand names.

     The Total Control Hub is a high density platform for the integration of LANs and WANs to support a wide variety of dial-up applications at a low per port cost. Uses of the Total Control Hub range from providing central site or point-of-presence access to networks for Internet service providers, on-line information services, interexchange carriers and corporations to transaction processing applications such as credit card verification. The Total Control Hub consists of a standard chassis with a midplane and slots to accommodate up to 16 communications card sets (each set consisting of either a network applications card and a network interface card or a single network applications card, and referred to herein as a "communications module") plus an SNMP (simple network management protocol) network management card and dual power supplies. The communications modules communicate with one another and with the management card over high speed buses in the mid-plane.

     The Total Control Hub integrates the capabilities of channel banks, DSU/CSUs, modems, ISDN equipment, routers, X.25 PADs, and terminal servers in a single chassis. Its flexible platform provides ISDN or analog dial access to asynchronous hosts, Frame Relay, X.25, Ethernet or Token Ring networks. The modular design and flexible architecture of the Total Control Hub allow the Company to add new technologies and functionalities in order to meet evolving customer needs. These communications modules can be configured and managed remotely through the network management card, and the functionality and features of the various communications modules can be upgraded through software downloads. For example, internet service providers and other businesses employing the Company's Total Control Hubs can easily add the Company's new x2 technology through a downloadable software upgrade, thus satisfying their subscribers' ever increasing need for fast information access and enhanced functionality while preserving the investment they have made in access equipment.

     A recent addition to the Total Control product family is the EdgeServer(TM) Card ("EdgeServer"). The EdgeServer is an innovative, powerful front-end internet, intranet, remote access and collaborative communications solution that integrates server functionality, communications interfaces, and the high-performance capabilities of Microsoft(R) Windows NT(TM) in the Total Control Hub. EdgeServer provides remote users with an organized way to access widely dispersed information stored on multiple file servers on a LAN. The EdgeServer enables access for remote users to services which are typically available to a LAN-connected user and provides for quicker remote user access by bringing application processing to the network edge.

     In order to serve the needs of branch locations, bulletin boards and other users and sites requiring 16 or fewer modem ports, U.S. Robotics offers 8 and 16 port modem pools in its Total Control product line. The Company also offers stand-alone 8 and 16 port versions of its Total Control NETServer(TM) product. Like the NETServer module for the Total Control Hub, these products offer sophisticated, multi-port LAN access, but in a less powerful package for smaller networks or offices. The Company's MP/8 and MP/16 modem pool products integrate 8 or 16 U.S. Robotics V.Everything(R)/V.34 modems in a compact, self-contained unit. The MP/8 and MP/16 are designed to be connected to a variety of terminal servers, communications processors and access servers.

     The TOTALswitch LAN switching Hub is a flexible platform that improves LAN performance by segmenting or replacing shared networks. It provides the bandwidth needed to support high-speed applications and eliminate traditional network congestions. TOTALswitch allows simultaneous communications, consistent rapid response times, improved server throughput, and increased network capacity by delivering dedicated bandwidth on every port. The TOTALswitch consists of a modular chassis which can hold up to four Switched LAN Cards ("SLCs") that can support from 2 to 32 ports. The functionality, standards, and features of the SLCs can be upgraded through software downloads.

     The Company plans to continuously add functionality in its systems products, with particular focus on leveraging the flexible architecture of the Total Control Hub. U.S. Robotics expects to continue investing in new technologies such as x2, wireless, switching and broadband access, including xDSL and cable, during fiscal 1997. To supplement its own development efforts, U.S. Robotics has entered into strategic alliances, technology licenses and business combinations with other companies and will continue to explore such possibilities in the future.

PC-related Products

     The Company's PC-related products include a variety of high speed dial-up modems, in internal and external desktop and PCMCIA ("PC Card") form factors, LAN adapter PC Cards, hand-held connected electronic organizers, and high performance conference telephones. These products are sold under the Sportster, Courier, Megahertz, Worldport, Pilot, and ConferenceLink product brand names.

Desktop Products

     U.S. Robotics' desktop modem products are sold under the Sportster and Courier brand names and primarily consist of high speed dial-up modems in both external and internal (for insertion into a personal desktop computer) form factors. Most of these products are designed based upon the Company's proprietary data pump architectures, and they offer reliable connections in compliance with virtually all official and most proprietary data communications standards.

     The Company's largest selling brand is its entry level dial-up modem, Sportster. Targeted at home office and professional users, Sportster products are available with transmission speeds up to 28.8/33.6 Kbps in internal and external form factors. The Company's high speed Sportster products are V.34-compliant and support other official and proprietary transmission speed standards for data and fax. Most models also incorporate industry standard fax capability, error control and data compression. As described below, some Sportster products shipped during 1996 are upgradeable to the new x2 technology.

     The Courier product family, targeted at corporate and advanced users, features modems ranging up to the Courier V.Everything(TM). The Courier V.Everything modem provides universal compatibility at the highest available standard transmission speed and supports all major high speed protocols, including V.34 (28.8/33.6 Kbps) and AT&T's V.32 terbo (19.2 Kbps), as well as V.17, the international standard for fax communication at 14.4 Kbps. Newer models of the Courier high speed modems may be upgraded by users in the field through a downloadable software upgrade. Using the Company's proprietary data pump architectures, these products contain unique features such as Quick Connect(TM) and Adaptive Speed Leveling(TM) ("ASL"), which can improve connect time, transmission speed and performance when two U.S. Robotics-designed modems communicate with each other. ASL adjusts transmission speed dynamically and automatically in response to network conditions. In addition, Courier modems include remote configuration and help screen command summaries.

     Beginning in the second quarter of fiscal 1997, the Company will offer its new x2 technology ("down stream" transmissions at top rates in the range of 52 to 56 Kbps over regular analog telephone lines) in both the Sportster and Courier line of desktop modems. Some of the Company's desktop modems sold prior to the announcement of the x2 technology will be upgradeable via downloadable software upgrades or through the substitution of memory chips.

     Some of the features available in the Company's desktop modem products include voice mail, speaker-phones, and simultaneous voice and data transmission over a single analog line. The Company anticipates adding new features and functionalities to its desktop products. For example, recent product announcements have included the "Bigpicture(TM)" system which includes a U.S. Robotics 28.8/33.6 Kbps voice/video and fax-modem, a color video camera, and a video capture card and allows users to make video phone calls and send video e-mail. In the future, the Company expects to explore other opportunities to incorporate voice, sound and video capabilities into its products as the personal computer comes to be viewed more as a multi-function communications center.

Mobile Communications Products

     The Company's mobile communications products consist primarily of high speed dial-up PCMCIA ("PC Card") modems, including cellular capable modems, sold under the Megahertz, Sportster, Courier and WorldPort brand names.

     Most of the Company's PC Card modems are sold under the Megahertz brand name. These industry-leading modems feature the patented XJACK(R) connector system. This convenient RJ11 connector is built into the PC Card, eliminating the inconvenience of a proprietary external connector. Megahertz modems are currently built to comply with the V.34 standard using modem chipsets supplied by Rockwell International or Lucent Technologies. In the future, the Company intends to shift some of its Megahertz brand PC Card modems to a proprietary architecture and introduce its new x2 technology, into this product line as well as its other branded PC Card modems. Other PC card features include Digital Line Guard, which prevents the modem from connecting to damaging high-voltage lines, and automatic installation and configuration software for quick and easy initial setup.

     The Company has developed direct-connect PC Card modems that allow users to communicate from their mobile computers through any of the largest selling cellular phones. The cellular capable modems feature dual functionality, offering a choice of connecting through a cellular phone or through a standard land telephone line.

     The Company's AllPoints(TM) Wireless PC Card for notebook computers and hand-held computing devices allows users to access the Internet, corporate LANs, and other on-line services in order to send and receive e-mails, access databases, fax documents, transfer files, and access news and other information without the use of a standard telephone line. The antenna-equipped AllPoints card fits into a type II PC Card slot, operates on a 9-volt NiCad battery and uses radio waves to send and receive information. Operating over the radio-based RAM Mobile Data Network, the AllPoints Wireless PC Card offers the freedom of nationwide wireless communications to the majority of the urban business population.

     In addition to modems, the Company also offers Megahertz brand PC Card Ethernet adapters for mobile users who have portable machines as their primary computers and need network connectivity within an office environment. The Ethernet adapters support all leading network operating systems. The Company has also developed a combination modem/Ethernet adapter card which offers the power and convenience of a modem and a LAN adapter in one PC Card. The combination card features simultaneous Ethernet and modem capability, driver support for all major network operating systems, diagnostic LEDs and automatic installation and configuration software.

     U.S. Robotics' mobile communications product development efforts are focused on understanding the mobile and wireless communications needs of customers in light of emerging technologies, services and standards. The Company anticipates adding new features and functionalities to its PC Card product lines in order to enhance the communications capabilities and ease of use of various mobile computers and information access devices.

Hand-held Electronic Connected Organizers

     U.S. Robotics' Pilot connected organizer, launched in the second quarter of fiscal 1996, is a hand-held computing device designed to work as a companion product to desktop and laptop computers, allowing personal information management both remotely and on the desktop. The Pilot includes a docking cradle which is connected to the user's Windows PC or Macintosh computer and allows for automatic back-up and seamless synchronization of information between the Pilot device and the larger computer, thus ensuring that both systems have the most current information. The Pilot organizer, which is based upon the proprietary Palm OS (operating system) software, also includes character recognition software which allows the user to add and edit information with a stylus while away from the desktop. This combination means that users can carry and edit their personal data, such as thousands of addresses, phone numbers, appointments, and personal notes with them everywhere they go. The Palm OS has been made widely available to independent software developers who are producing a variety of applications, utilities and games for the Pilot platform.

Telephony Products

     U.S. Robotics' introduction of telephony products during 1996 represents the Company's application of its digital signal processing (DSP) expertise into telephone-based information access products that provide integrated communications solutions. U.S. Robotics' telephony products are sold under the ConferenceLink product brand name and consist of full-duplex conference speakerphones featuring automatic gain control and SimulCom(TM) technology which allows users to speak and listen simultaneously for smooth, natural two-way, conversation.


TECHNOLOGY AND PRODUCT DEVELOPMENT

     The Company believes that its product development and design strategy, which seeks to incorporate existing standards and technologies into innovative products, enables the Company to develop and introduce products quickly in response to identified market trends. The Company uses information derived from participation in industry organizations, internal research, third-party publications, customer participation and OEM relationships to make design and product selection decisions.

     The Company's research and development functions are divided among its advanced development group and several product development and support groups. The advanced development group focuses on the development of core product architectures and computational algorithms that may have applications across multiple product lines. This group concentrates on identifying trends in semiconductor performance and features one to two years ahead of commercial availability and creates and maintains the proprietary software programming that is key to core data pump functions. The respective product development groups work with product managers, sales and marketing personnel, manufacturing engineers and customers to develop specific solutions for application in the systems, mobile and desktop user environments and to adapt products for international markets.

     Most of the Company's products are designed using proprietary software programs that run on digital signal processors and microprocessors. These designs allow for rapid modification or addition of product features. As a result, the Company believes it is well-positioned to exploit advances in semiconductor technology quickly, introducing new features and improving performance faster and at a lower cost than many of its competitors. Also, controlling the software content and architecture of its data pumps enables the Company to offer upgrades to several of its products through software downloads to flash ROM (read only memory) components. For example, the Total Control Hub is designed as a flexible, modular platform to accommodate the addition of new features and capabilities on a continuing basis. Because U.S. Robotics' products are flexible and easy to modify, the Company believes it is well positioned to respond rapidly to emerging trends in data communications and to be first to market with industry leading innovations such as the EdgeServer and the new x2 technology. Internal development of software algorithms also allows the Company to add unique features to its products that provide superior performance when two U.S. Robotics products communicate with each other.

     On September 29, 1996, the Company's research and development organization included 1,100 people organized into several groups including advanced development, systems product development (including subgroups working on xDSL, cable, wireless, WAN internetworking, and LAN access and network management), personal communications product development, mobile and wireless product development, hand-held computing product development, international product development, communication systems and engineering services. Research and development expenditures were $109.4 million, $52.5 million and $29.3 million in the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994, respectively.

MARKETING, SALES, DISTRIBUTION AND SUPPORT

     The Company's marketing and sales functions are divided among four operating divisions and subsidiaries - Network Systems, Personal Communications, Mobile Communications and Palm Computing. The Network Systems Division is primarily responsible for sales and marketing of systems products. The Personal Communications Division is primarily responsible for selling and marketing Sportster and Courier brand desktop modem products and telephony products as well as international sales of PC Card products. The Company's Mobile Communications subsidiary is primarily responsible for marketing and selling PC Card products in North America, and the Palm Computing subsidiary is primarily responsible for Pilot connected organizer products.

     The Network Systems Division sells Total Control and TOTALswitch systems products directly to corporate end-users and to authorized value-added resellers. In some cases, sales are made to corporate customers through a well-established two-tier distribution channel. The two-tiered channel allows the Company to sell to national and regional distributors, who in turn sell to resellers such as computer chains, franchise organizations and value-added resellers. Network Systems products are complicated devices which are used for a wide variety of purposes in highly complex network environments. Prices typically run to several thousand dollars per unit. As a result, sales cycles are longer and sales and marketing efforts require substantial resources for direct support in the form of training, systems and applications engineering and pre- and post-sale services to end users.

     The Personal Communications Division markets the Company's desktop and telephony products and the Palm Computing subsidiary markets hand-held electronic connected organizer products directly to high-volume resellers, such as mass merchandisers and computer superstores, as well as through the two-tiered distribution channel and to OEMs. The Company's mobile communications products are sold to large electronics distributors, resellers, computer superstores and mail order companies. In addition, the Company sells its mobile communications products to leading portable computer manufacturers under OEM arrangements.

     Unit prices for the PC-related products are typically under $500 with most selling for less than $200. Sales of these products require substantial expenditures for mass media advertising and retail promotion.

     The Company believes that customer service and technical support, both during the selling process and after a sale, are essential elements of its success. Applications engineering and technical support services are especially important for customers purchasing systems products which must function in complex networking environments. The Network Systems Division engineering staff often assists resellers and end users in designing connectivity solutions and troubleshooting network performance problems. Engineering and technical support are also important to OEM customers. The Company provides telephone support and repair or replacement warranty service for all of its products. Warranty periods for hardware products range from one to five years.

INTERNATIONAL OPERATIONS

     Most of the Company's products are marketed under the same brand names domestically and internationally. Some of the Company's PC Card modem products are marketed internationally under the WorldPort brand. Sales outside North America, primarily in Europe, accounted for approximately 22%, 20% and 16% of net sales in the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994, respectively.

     U.S. Robotics has established a European Coordination Center in Paris, France to support and coordinate its European business operations. The Company provides sales, marketing and local technical support through its other European offices in France, England, Germany, Italy, The Netherlands, Spain and Sweden. The Company performs final assembly and packaging at its warehouse facilities in Winnersh, England, and Lesquin, France, the distribution centers for customers in the United Kingdom and continental Europe, respectively. The Company has also established a multi-lingual systems support facility in Dublin, Ireland that supports all of the Company's European operations. With the acquisition of Scorpio, the Company added research and development and manufacturing operations in Israel. In addition, the Company has sales and support operations in Canada and Japan, and plans to open additional offices in the Asia/Pacific Rim region during 1997.

     The Company's products are marketed, sold and serviced outside of North America (the U.S. and Canada) by over 100 distributors. Generally, these distributors have nonexclusive, country specific agreements enabling them to sell both directly to large end users and through resellers. Many international distributors have extensive data communication technical expertise and undertake first line technical support to international customers.

     Specific regulatory approvals must be obtained for each of the Company's new products as well as for many changes to existing products sold in foreign countries. Approvals are granted by the appropriate regulatory agency in each respective country. By the end of 1996, PC-related products had been homologated in 34 countries and systems products had been homologated in 38 countries.

BACKLOG

     Order backlogs at September 29, 1996 and October 1, 1995 were $117.1 million and $185.2 million, respectively. Backlog includes purchase orders for products that are scheduled to be shipped within 90 days. Because of the possibility of changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of future sales levels.

MANUFACTURING AND SUPPLIERS

     The Company believes that its integrated manufacturing operations provide it with greater control over product quality and greater understanding of design technologies, resulting in an enhanced ability to bring high quality products to market rapidly. In addition, Company manufacturing personnel are intensively involved in product design to insure that manufacturability considerations are addressed early in the design process and that manufacturing processes and products meet the Company's high quality control standards. The vast majority of the Company's manufacturing operations are carried out at its factories in Mount Prospect and Morton Grove, Illinois, and Salt Lake City, Utah. The Salt Lake City facility is International Standards Organization ("ISO") 9001 certified, the Morton Grove facility is ISO-9002 certified for desktop modem manufacturing, the Mount Prospect facility is ISO-9001 certified, and the Lesquin, France distribution center is ISO-9002 certified. A catastrophic event or natural disaster at any of these facilities could adversely affect the Company's results of operations and ability to manufacture products until the transition to a different U.S. Robotics facility or a contract manufacturer could be completed. In order to balance manufacturing loads and capacity, some subassemblies and products are manufactured by third party contractors from time to time.

     All components used in the Company's products are acquired from third parties. Certain components are available only from a single source and others are available only from limited sources. In addition, the Company is dependent upon worldwide conditions in the semiconductor market. For the most part, the Company has historically been able to obtain adequate supplies of components in a timely manner, or with minor delays, from existing sources and has not been adversely affected by component price increases. Limited supplies of chipsets used in the Company's Megahertz brand PC Card modems for a part of fiscal 1996 temporarily inhibited the growth of sales of those products. The Company seeks to minimize the risk of shortages of key components by preferring suppliers that can manufacture components in more than one location, monitoring the financial stability of key suppliers and maintaining reserves of key components. The Company believes that alternative sources of supply for most components could be developed; however, in the event of a shortage, if the Company were unable to develop adequate, alternative sources in a timely fashion, the Company's operating results would be adversely affected.

COMPETITION

     The data communications industry is intensely competitive and characterized by rapid technological advances and emerging industry standards. These changes result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of communications and networking products. Failure to keep pace with technological advances would adversely affect the Company's competitive position and results of operations.

     The Company's products compete on the basis of product features, price, quality, reliability, name recognition and technical support and service. Although the Company believes its products are competitive in each of these areas, there can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices.

     The Company's primary competitors with respect to systems products domestically include, among others, Ascend Communications, Cascade, 3COM, Lucent, Motorola, CISCO, and Shiva. In Europe the primary competitors include Ascend, CISCO, Multitech, Microcom, Motorola, 3COM, Shiva, and Tricom(UK). The Company's primary competitors with respect to desktop products domestically include Hayes Microcomputer Products, Zoom Telephonics, Best Data, Cardinal, Diamond, Boca Research and Motorola. For desktop products internationally the list of competitors includes SAT(Sagem), Zyxel, Creatix, Elsa, Lasat, Telebit, Multitech, Microcom, CPV, and Motorola. The Company's primary competitors with respect to mobile communications products include Hayes, Motorola, Xircom, 3COM, and TDK. The Company's primary competitors with respect to hand-held electronic organizers are Casio, Hewlett-Packard, Psion and Sharp. Some of the Company's competitors and potential competitors have more extensive financial, engineering, product development, manufacturing and marketing resources than the Company.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies upon its trade secret protection program and its patents and copyrights to protect its proprietary technologies. The Company currently holds twenty-three U.S. patents and has numerous patent applications pending with the United States Patent and Trademark Office covering portions of the technology employed in the Company's products. In addition, patents have been issued and patent applications are pending for certain inventions in selected foreign countries. The Company intends to continue to seek patent protection for emerging technologies where appropriate. In addition, the Company has registered certain trademarks in the United States and a number of foreign countries.

     The Company is a party to license and cross-license agreements with respect to certain technologies used in its products. A majority of these licenses are nonexclusive, fully paid and perpetual. In addition, the Company is engaged in negotiations with other parties to license or cross-license proprietary and patented technologies that are required for implementation of certain communications protocols and standards. In most instances the owners of intellectual property rights covering technologies required for official communications standards have undertaken to license such rights on fair, reasonable and non-discriminatory terms. The Company has no reason to believe these other parties will not honor their undertakings and anticipates that it will enter into such licenses on reasonable terms.

     The Company has received from time to time and may receive in the future infringement claims from third parties relating to the Company's products or technologies. The Company investigates these claims, and, if valid, responds through licensing or other appropriate actions. If the Company were unable to license necessary technology on a cost-effective basis, the Company could be prohibited from marketing products incorporating that technology, incur substantial costs in redesigning products incorporating that technology and incur substantial costs defending any legal action taken against it.

EMPLOYEES

     As of September 29, 1996, the Company employed 6,313 people including 3,068 in manufacturing, 1,100 in research and development, 1,232 in sales and marketing, and 913 in general administration. None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are good. Competition for qualified personnel in the information access industry is intense, and the Company believes that its prospects for future growth and success will depend, in significant part, on its ability to retain and continue to attract highly skilled and capable personnel in all areas of operations.

ITEM 2. PROPERTIES

     The Company's executive offices are located at 8100 North McCormick Boulevard in Skokie, Illinois, a 120,000 square foot building owned by the Company. The Company's Personal Communications Division and principal advanced development group also are located in Skokie, Illinois, in a 137,000 square foot office building owned by the Company. The Company's Mobile Communications subsidiary is located in a 196,000 square foot building the Company owns in Salt Lake City, Utah. The Company's Palm Computing subsidiary is located in a 55,000 square foot building that it leases in Mountain View, California. The Company also has leased a 75,000 square foot building adjacent to its existing Palm offices in Mountain View that it is subleasing to others until it is needed for future expansion. The Company also leases a 400,000 square foot office building in Rolling Meadows, Illinois, that it intends to use to accommodate future growth in its business operations. The Company's manufacturing operations are located in three major facilities: a 300,000 square foot building in Morton Grove, Illinois which the Company owns; a 650,000 square foot building in Mount Prospect, Illinois which is being leased by the Company; and a new 150,000 square foot facility that has recently been completed on property the Company owns adjacent to its Mobile Communications subsidiary offices in Salt Lake City. The property in Mount Prospect also houses a major portion of the Network Systems Division's research and development and customer support operations.
The Company has an option to purchase this property and has given notice of its intent to exercise this option. In addition to the properties previously mentioned, the Company leases other office, sales, technical support, engineering, warehousing and distribution facilities in various locations around the United States and the world.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to lawsuits in the normal course of its business. The Company and its counsel believe that the Company has meritorious defenses in lawsuits in which the Company is a defendant. The Company does not believe the outcome of these cases will have a material effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matter was submitted during the fourth quarter of 1996.

ITEM 4(A). EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The executive officers and directors of the Company are set forth below, together with certain other significant employees.


         NAME                 AGE                                             POSITION
----------------------        ---        ----------------------------------------------------------------------
Casey Cowell.......           44         Chairman of the Board, President, Chief Executive Officer and Director
John McCartney........        44         Executive Vice President, Chief Operating Officer and Director
Jonathan N. Zakin.....        47         Executive Vice President, Business Development and Corporate Strategy, and Director
James E. Cowie........        41         Director
Terence M. Graunke....        37         Director
Peter I. Mason........        44         Director
Paul G. Yovovich......        43         Director
Ross W. Manire........        44         Senior Vice President and General Manager, Network Systems
Steven T. Campbell....        45         Vice President and Controller
Richard L. Edson......        43         Vice President and General Manager, Manufacturing
Eugene L. Ferretti....        50         Vice President and General Manager, Mobile Communications
Jerome Johnston.......        43         Vice President, Corporate Marketing and Communications
Mark Remissong........        44         Vice President, Finance and Chief Financial Officer
Michael S. Seedman....        40         Vice President and General Manager, Personal Communications
George A. Vinyard.....        47         Vice President, General Counsel and Secretary

CERTAIN SIGNIFICANT EMPLOYEES
Donna Dubinsky                41         Vice President and General Manager, Palm Computing
Elizabeth S. Ryan             36         Vice President, Human Resources and Administration
Dale M. Walsh                 60         Vice President, Advanced Development

     Mr. Cowell, a founder of the Company, has served as Chairman of the Board, President, Chief Executive Officer and a director of the Company since 1983. Mr. Cowell also serves as a director of PLATINUM technology, inc. and Eagle River Interactive, Inc. Mr. Cowell serves on the Board of Directors of Northwestern Memorial Corp., parent company of Northwestern Memorial Hospital. Mr. Cowell has a B.A. from the University of Chicago.

     Mr. McCartney joined the Company as a Vice President in 1984 and has been a director since 1985. In January 1996 he was designated Chief Operating Officer. He has held the position of Executive Vice President since 1988. He held the position of Chief Financial Officer from 1984 to 1992 and Secretary from 1989 to 1993. Mr. McCartney has an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from Davidson College.

     Mr. Zakin joined the Company as Vice President, Sales, in 1987. He served as the Company's Executive Vice President, Sales and Marketing from 1989 to April 1995, when he was named Executive Vice President, Business Development and Corporate Strategy. Mr. Zakin has been a director since 1988. Prior to joining the Company, Mr. Zakin was Vice President and Chief Financial Officer of Winterhalter, Inc., a computer communications company. Before joining Winterhalter, he was President of Cosma International, an international management consulting firm specializing in marketing computer products. Mr. Zakin received an M.B.A. from Harvard University and a B.S. from New York University.

     Mr. Cowie has served as a director of the Company since March 1994. Mr. Cowie has been a General Partner of Frontenac Company, a Chicago-based private equity investment firm, since 1989. He also is a director of PLATINUM technology, inc., Open Environment Corporation and U.S. Servis, Inc.

     Mr. Graunke has served as a director of the Company since March 1996. He has served as Chairman, President and Chief Executive Officer of Eagle River Interactive, Inc., an interactive news media and services company, since May 1994. He was Chairman and Chief Executive Officer of Rapp Collins Communications, an advertising agency owned by the Omnicom Group, Inc. from 1993 to 1994. From 1989 to 1992, he served as President and Chief Executive Officer of U.S. Communications, a marketing agency.

     Mr. Mason has served as a director of the Company since 1983. He is a founding partner of the law firm of Freeborn & Peters and served as Chairman of its Operating Committee from 1989 until 1996. Freeborn & Peters has provided legal services to the Company since 1983. He currently is a director of May & Speh, Inc. and Eagle River Interactive, Inc., as well as several privately held companies.

     Mr. Yovovich has served as a director of the Company since 1991. He served as President of Advance Ross Corporation from 1993 to May 1996. Mr. Yovovich served in several executive positions with Centel Corporation from 1982 to 1992, where his last position was that of president of its Central Telephone Company subsidiary. Additionally, he serves as a director of Comarco, Inc., Illinois Superconductor Corporation, and APAC TeleServices, Inc., and is a certified public accountant.

     Mr. Manire joined the Company as Vice President, Finance, in August 1991 and was named Chief Financial Officer in March 1992. He was named Senior Vice President, Operations, in August 1992 and served as Secretary from March 1993 to February 1994. He served as Senior Vice President, Operations, and Chief Financial Officer until April 1995 when he was named General Manager, Network Systems. From 1989 to 1991, he was Vice President of Ridge Capital Corporation, a private equity investment firm. Prior to that he was a partner at Ernst & Young, a public accounting firm. He serves as a director for several privately held companies. Mr. Manire has an M.B.A. from the University of Chicago and a B.A. from Davidson College.

     Mr. Campbell joined the Company as Vice President and Controller in November 1995. From 1990 to 1995, he held various financial management positions with Amoco Corporation and its subsidiaries. Mr. Campbell has an M.M. from Northwestern University and a B.S. from Quincy University. He is a certified public accountant.

     Mr. Edson joined the Company as Vice President and General Manager, Manufacturing, in July 1995. From 1987 to 1995, Mr. Edson was with Thinking Machines Corporation, where he held the position of Chief Operating Officer from 1994 to 1995, and held other management positions, including Vice President of Core Products, Vice President of Manufacturing and Director of Manufacturing from 1987 to 1993. Prior to 1987, he held management positions at Data General Corporation and Digital Equipment Corporation. He holds an M.B.A. from Babson College, a B.S.B.A. from the University of Lowell and. an A.S.E.E. from the University of Cincinnati.

     Mr. Ferretti joined the Company as Vice President, Finance, Mobile Communications, in November 1995. In April 1996 he was named to the position of Vice President and General Manager, Mobile Communications. Previously Mr. Ferretti was with American Hawaii Cruises where he served as President from April 1991 to August 1993 and Executive Vice President from April, 1987 to April 1991. Mr. Ferretti has an M.B.A. from the University of Chicago, a Ph.D. in Physics from The Ohio State University and a B.A. degree from Lewis University.

     Mr. Johnston joined the Company as Vice President, Corporate Marketing and Communications, in September 1996. From May 1994 to July 1996 he was Senior Vice President and Director of Corporate Communications with Paine Webber, Inc. and prior to that, he was with J. Walter Thompson Company from 1984 to 1994, where he most recently served as Senior Vice President and Director of Client Services.. Mr. Johnston has an M.S.J. from Northwestern University and a B.A. from Castleton State College.

     Mr. Remissong joined the Company as Vice President, Finance, in March 1995. He was named Chief Financial Officer in April 1995. From 1993 to 1994, he was Senior Vice President and Chief Financial Officer of Collins and Aikman Corporation. From 1989 to 1993 he was Vice President, Finance, of Burlington Industries, Inc. Prior to that he was a partner at Ernst & Young, a public accounting firm. Mr. Remissong has an M.B.A. from the University of Chicago and a B.S.S. from Cornell College. He is a certified public accountant.

     Mr. Seedman joined the Company as Vice President and General Manager, Personal Communications, in June 1993. Mr. Seedman previously served as President and Chief Executive Officer of Practical Peripherals, Inc., a data communications company which he founded, from 1981 to 1993. He attended the University of Southern California.

     Mr. Vinyard joined the Company as Vice President, General Counsel and Secretary in February 1994. From 1977 to 1994 he was a practicing attorney with the Chicago firm of Sachnoff & Weaver, Ltd., where he had been a principal since 1981. He received his J.D. degree from the University of Michigan Law School and holds a B.A. from Illinois Wesleyan University.

     Ms. Dubinsky joined the Company as Vice President and General Manager, Palm Computing in September 1995. From 1992 to 1995, Ms. Dubinsky served as President and Chief Executive Officer of Palm Computing, Inc. Prior to 1992, Ms. Dubinsky held various executive positions at Claris Corporation and Apple Computer. Ms. Dubinsky has an M.B.A. from Harvard University and a B.A. from Yale University.

     Ms. Ryan joined the Company as Director, Human Resources in 1989 and was elected a Vice President in October 1991. Prior to that, Ms. Ryan was the manager of personnel and training for Recycled Paper Products, Inc. Ms. Ryan has an M.A. in Communications from Northwestern University and a B.A. from Mundelein College.

     Mr. Walsh has been a Vice President of the Company since 1983. He currently serves as Vice President of Advanced Development, a position he has held since 1989. Prior to that, Mr. Walsh served as Vice President, Engineering. Before joining the Company, Mr. Walsh was senior scientist at General Datacomm, Inc. Previously, he was manager for modem development at Paradyne. Mr. Walsh is a member and past chairman of the Electronics Industry Association committee which develops modem standards recommendations for the ITU-TS. Mr. Walsh holds a B.S. from the University of Illinois, Urbana, and B.S.M.E. from the University of South Florida.

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol USRX. The following table sets forth, for the fiscal years ended September 29, 1996 and October 1, 1995, the range of high and low closing sale prices for the Company's common stock, after giving effect to the two two-for-one stock splits in the form of 100% stock dividends effected May 10, 1996 and September 8, 1995.



                                                                    1996                   1995
                                                           ---------------------   ----------------------
                                                              HIGH        LOW         HIGH        LOW
                                                           ---------   ---------   ---------   ----------
First Quarter...........................................    54-7/8      37-9/16    10-13/16      7-7/8
Second Quarter..........................................    69          34-1/2     17-1/4        9-13/16
Third Quarter...........................................    100-1/2     60-5/8     28-3/16       15-7/8
Fourth Quarter..........................................    90          46-7/8     45-3/16       26-13/16

     As of December 13, 1996, there were 2,632 record holders of the Company's common stock.

     The Company has never paid cash dividends. It is the Company's present intention to retain earnings for use in the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial information for the five fiscal years ended September 29, 1996 provided below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. The financial information has been restated to reflect the two two-for-one stock splits in the form of 100% stock dividends effected May 10, 1996 and September 8, 1995.




                                                                           FISCAL YEAR ENDED
                                               ----------------------------------------------------------------
                                                SEPT. 29,      OCT. 1,       OCT. 2,      OCT. 1,       OCT. 2,
                                                 1996(1)       1995(2)        1994         1993          1992
                                               ----------     ---------     --------     ---------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA
Net sales................................      $1,977,512      $889,347     $499,075     $ 242,653     $129,678
Cost of goods sold.......................       1,149,446       521,159      297,992       129,461       63,009
                                               ----------      --------     --------     ---------     --------
Gross profit.............................         828,066       368,188      201,083       113,192       66,669
Operating expenses
  Selling and marketing..................         271,585       136,585       85,799        41,857       23,550
  General and administrative.............          93,717        42,614       28,734        18,140       12,963
  Research and development...............         109,437        52,478       29,284        16,888       11,127
  Purchased in-process technology........          54,000             -            -             -            -
  Non-recurring merger costs.............               -        29,449            -             -            -
                                               ----------      --------     --------     ---------     --------
    Total operating expenses.............         528,739       261,126      143,817        76,885       47,640
                                               ----------      --------     --------     ---------     --------
Operating profit.........................         299,327       107,062       57,266        36,307       19,029
Interest income..........................           8,424         7,700        1,305           792        1,030
Interest expense.........................           4,995         5,465        1,860           377          409
Other income (expense)...................            (866)         (377)      (1,342)          673         (642)
                                               ----------      --------     --------     ---------     --------
Earnings before income taxes.............         301,890       108,920       55,369        37,395       19,008
Income tax expense.......................         131,870        42,969       19,248        13,276        7,149
                                               ----------      --------     --------     ---------     --------
Net earnings.............................      $  170,020      $ 65,951     $ 36,121     $  24,119     $ 11,859
                                               ==========      ========     ========     =========     ========
Net earnings per share...................      $     1.79      $    .77     $    .47     $     .35     $    .19
Shares used in per share
   calculation............................         94,932        85,304       76,368        68,132       61,008



BALANCE SHEET DATA
Working capital..........................      $  416,905      $367,981     $194,994      $110,040     $ 46,282
Total assets.............................      $1,067,283      $659,623     $323,277      $200,863     $ 80,145
Long-term obligations less
  current maturities.....................      $   54,044      $ 65,651     $ 69,464      $    326     $    604
Stockholders' equity.....................      $  671,870      $424,395     $195,717      $148,985     $ 61,630

(1) In August 1996, the Company acquired Scorpio Communications Ltd. in a transaction accounted for as a purchase. In conjunction with the acquisition, the Company recorded a charge of $54,000 related to purchased in-process technology. See Note C to the Consolidated Financial Statements.

(2) In February 1995, the Company consummated a business combination with Megahertz Holding Corporation in a transaction accounted for as a pooling of interests. As a direct result of the merger, the Company recorded a non-recurring charge of $29,449. See Note C to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes; in particular, see Notes A and C to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of net sales and the percentage change represented by items reflected in the Company's Consolidated Statement of Earnings.


                                                     PERCENTAGE OF NET SALES                     PERCENTAGE CHANGE
                                              ------------------------------------          ---------------------------
                                                                                            1995 TO             1994 TO
                                               1996           1995           1994            1996                1995
                                              ------         ------         ------          -------             -------
Net sales.........................            100.0%         100.0%         100.0%           122.4%               78.2%

Cost of goods sold................             58.1           58.6           59.7            120.6                74.9
                                              -----          -----          -----
Gross profit......................             41.9           41.4           40.3            124.9                83.1

Operating expenses
     Selling and marketing..........           13.7           15.4           17.2             98.8                59.2
     General and administrative.....            4.7            4.8            5.8            119.9                48.4
     Research and development.......            5.6            5.9            5.9            108.5                79.2
     Purchased in-process technology            2.7              -              -                -                   -
     Non-recurring merger costs.....              -            3.3              -                -                   -
                                              -----          -----          -----
       Total operating expenses.....           26.7           29.4           28.9            102.5                81.6

Operating profit..................             15.2           12.0           11.4            179.6                87.0

Interest income...................              0.4            0.8            0.4              9.4               490.0

Interest expense..................              0.3            0.6            0.4             (8.6)              193.8

Other income (expense)............                -              -           (0.3)               -                   -
                                              -----          -----          -----
Earnings before income taxes......             15.3           12.2           11.1            177.2                96.7

Income tax expense................              6.7            4.8            3.9            206.9               123.2
                                              -----          -----          -----
Net earnings......................              8.6            7.4            7.2            157.8                82.6
                                              =====          =====          =====

NET EARNINGS

     Net earnings for 1996 were $170.0 million or $1.79 per share, compared with $66.0 million or $0.77 per share and $36.1 million or $0.47 per share for 1995 and 1994, respectively. Year-to-year comparisons of net earnings were affected by significant non-recurring charges.

     Reflected in 1996 net earnings was a non-recurring charge of $54.0 million for purchased in-process technology incurred in connection with the acquisition of Scorpio Communications Ltd. ("Scorpio"). Reflected in 1995 net earnings were non-recurring charges of $29.4 million associated with the merger with Megahertz Holding Corporation ("Megahertz"). Excluding the effects of these items, net earnings for 1996 would have been $224.0 million, an increase of 151% over the corresponding 1995 total of $89.2 million, and net earnings per share for 1996 would have been $2.36, an increase of 125% over the corresponding 1995 level of $1.05.

     Factors contributing to the significant improvements in net earnings and earnings per share are discussed below.

NET SALES

     Net sales increased 122% to $1,977.5 million for 1996 from $889.3 million for 1995. This increase was primarily the result of higher unit sales in both the PC-related product categories (primarily high speed desktop and PC Card modems sold under the Courier, Sportster, Megahertz and Worldport brand names) and the systems product category (network hubs, modem pools, remote access servers and LAN switching products sold under the Total Control and TOTALswitch brand names). An increase in the average selling price of PC-related products also contributed to the increase in net sales during 1996.

     In general, the increases in unit sales in all product categories were driven by strong market demand for devices that enable on-line access to information through computers and computer networks, which demand reflected continued growth of available on-line information and trends in organizational and personal computing patterns and capabilities. In the PC-related product categories, demand reflected overall growth in the personal computer market and increased numbers of personal computer users employing modems for data, voice and fax communications. Also influencing demand was the desire of existing modem users to upgrade their equipment to utilize the V.34 standard, a high speed protocol for data transmission at 28.8 to 33.6 Kbps; unit sales of V.34-compliant products exceeded those of V.32bis-compliant products (14.4 Kbps) for the first time during the Company's 1996 first quarter. These same factors also contributed to increased unit sales of the Company's systems products as end users, including several Internet and on-line service providers, expanded and upgraded their networks to support the increased demand for on-line information and communication services.

     Increased unit sales of V.34-compliant products was the primary cause for the rise in the average selling price of PC-related products during 1996. In the intensely competitive market for information access products, competitive pressures drive reductions in selling prices as products move through the product life cycle. The timing and significance of price reductions are dependent upon a number of factors, including market acceptance of new products, technological advances and price reductions on competing products. In 1996, the Company experienced increased unit sales and relatively higher average selling prices for its newer V.34-compliant products; however, these effects were partly offset by significant declines in unit sales and average selling prices for V.32bis-compliant products as these products approached the latter stages of their life cycles.

     Net sales of PC-related and systems products in 1996 increased by 108% and 156%, respectively, from the 1995 levels. As a result, net sales of systems products increased slightly as a percentage of consolidated net sales. For 1996, net sales of the Total Control Enterprise Network Hub ("Total Control Hub") products were approximately $400.0 million.

     International sales, concentrated in Canada and Europe, increased by 125% to $517.2 million in 1996 compared to $230.4 million in 1995. International sales in 1996 represented approximately 26% of consolidated net sales. The Company has significantly expanded its presence in international markets in response to continued growth in market demand for information access products, and has recently acquired or established new operations in Germany, Ireland, Israel, Italy, Japan, The Netherlands, Spain and Sweden. By the end of 1996, PC-related products had been homologated in 34 countries and systems products had been homologated in 38 countries.

     International sales are denominated in U.S. dollars and several foreign currencies. The Company has no significant foreign currency contracts or other investments in derivative instruments.

     In 1995, net sales increased 78% to $889.3 million from $499.1 million in 1994. The increase resulted from higher unit sales in both the PC-related and systems products categories, reflecting strong market demand for information access products as discussed above. Partly offsetting the effects of higher unit sales during 1995 were modest declines in average selling prices.

     International sales increased 110% to $230.4 million or 26% of consolidated net sales in 1995, compared to $109.5 million or 22% of consolidated net sales in 1994. The increase resulted primarily from increased unit sales of high speed modem products, most notably V.34-compliant products. Also, 1995 sales volumes included the initial international shipments of Total Control Hub products following the Company's establishment of a systems sales office in the United Kingdom during the year.

GROSS PROFIT

     Gross profit was $828.1 million or 41.9% of net sales in 1996, compared to $368.2 million or 41.4% of net sales in 1995. The increase in gross profit dollar contribution was due primarily to significantly higher unit sales volumes and the continuing shift to higher priced V.34-compliant products. The increase in gross profit margin reflected increased sales of higher margin systems products as a percentage of consolidated net sales, partly offset by lower gross margins on certain PC Card products as a result of component shortages that existed in the first half of 1996. In 1996, the gross profit margins on sales of the Total Control Hub were approximately 60%.

     Gross profit in 1995 was $368.2 million or 41.4% of net sales, compared to $201.1 million or 40.3% of net sales in 1994. The increase in gross profit margin was due primarily to proportionately higher sales of systems products, which generate higher gross margins, and rapid market acceptance of new, higher margin V.34-compliant modem products. Gross profit margins in 1995 also were affected by declines in average selling prices, but these declines were offset by reductions in component costs and the introduction of new, lower-cost product architectures.

OPERATING EXPENSES

     Selling and marketing expenses in 1996 were $271.6 million or 13.7% of net sales, compared to $136.6 million or 15.4% of net sales in 1995 and $85.8
million or 17.2% of net sales in 1994.   During both 1996 and 1995, the Company
increased spending for promotional programs designed to enhance demand for the Company's product offerings, for continued development of technical support programs and for recruiting and training of additional resellers, particularly for systems products. In addition, the Company made substantial investments in building its worldwide selling and marketing staff to take advantage of strong demand for its products in international markets. During the 1996 fourth quarter, the Company expanded its worldwide sales force by approximately 20%. This commitment of resources is critical to expanding international sales of systems products. Selling and marketing expenses decreased as a percentage of net sales in each year due to the significant growth in sales and the semi-fixed nature of some of these expenses.

     General and administrative expenses in 1996 were $93.7 million or 4.7% of net sales, compared to $42.6 million or 4.8% of net sales in 1995 and $28.7 million or 5.8% of net sales in 1994. The dollar increases in 1996 and 1995 were attributable primarily to expenses associated with additional administrative staff, systems and outside professional and consulting services necessary to support the Company's expanded level of business activity. General and administrative expenses decreased as a percentage of net sales due to the significant growth in sales and the semi-fixed nature of some of these expenses.

     Research and development expenses in 1996 were $109.4 million or 5.6% of net sales, compared to $52.5 million or 5.9% of net sales in 1995 and $29.3 million or 5.9% of net sales in 1994. The dollar increases from year-to-year mainly resulted from increases in the size of the Company's engineering staff and related costs to support its emphasis on product development. The Company believes that continued investment in research and development activities is critical to future sales growth and technological competitiveness.

     In 1996, the Company acquired Scorpio to gain state-of-the-art capability in Asynchronous Transfer Mode ("ATM") switching. The acquisition was accounted for as a purchase. As described more fully in Note C to the Consolidated Financial Statements, the fair market value of purchased in-process technology was determined to be $54.0 million. This amount was expensed upon acquisition during the Company's 1996 fourth quarter.

     In 1995, in connection with the Megahertz acquisition, the Company recorded non-recurring charges of $29.4 million, primarily related to (i) the write-down of inventory and goodwill due to the elimination of overlapping product lines,
(ii) transaction costs and (iii) the consolidation of certain facilities and personnel.

INCOME TAX EXPENSE

     The provisions for income taxes were $131.9 million in 1996, $43.0 million in 1995 and $19.2 million in 1994, resulting in effective tax rates for those years of 43.7%, 39.5% and 34.8%, respectively. The higher rate in 1996 was due mainly to the expensing of purchased in-process technology in connection with the Scorpio acquisition with no corresponding tax benefit, due to uncertainty regarding the benefit's realizability. The higher rate in 1995 was due mainly to the tax treatment of certain non-recurring costs associated with the Megahertz merger. Excluding the effects of the Scorpio and Megahertz items, the effective tax rates for 1996 and 1995 would have been 37.1% and 35.6%, respectively. This increase was attributable to reduced research and development tax credits as a result of expiration of the enabling legislation.

OTHER

     To date, inflation has not had a material impact on the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES


                                                                     1996       1995       1994
                                                                    ------     ------     ------
Cash flows from operating activities, excluding changes
  in assets and liabilities.................................        $248.8     $ 87.3     $ 41.1
Working capital, excluding the cash portfolio...............        $400.1     $135.2     $127.7
Capital expenditures........................................        $189.0     $ 73.1     $ 34.5
Scorpio acquisition.........................................        $ 71.8          -          -
Net cash provided by financing activities...................        $109.4     $157.2     $111.7
Availability under committed and uncommitted lines of
  credit....................................................        $357.5     $ 75.0     $ 75.0

     Cash flows from operating activities, excluding changes in assets and liabilities, increased to $248.8 million in 1996 from $87.3 million for 1995, primarily due to the $1,088.2 million increase in net sales and the resultant higher net earnings.

     Excluding the cash portfolio, (cash, cash equivalents and marketable securities), working capital was $400.1 million at September 29, 1996 compared to $135.2 million at October 1, 1995. Increases in both accounts receivable and inventories reflected significant growth in the sales of, and demand for, the Company's products, including the hand-held and telephony products introduced during 1996. The change in accounts receivable also was affected, to a greater degree than in 1995, by significant product shipments late in the Company's fourth quarter. The late shipments were primarily the result of two factors:
(i) the introduction of Sportster desktop products upgradeable to the Company's new x2 technology beginning August 15; and (ii) shipments to customers of PC-related products in anticipation of the holiday selling season.

     The Company made significant investments during 1996 to expand its manufacturing capability, physical plant and information systems. In 1996, the Company increased to 31 the number of surface mount lines in its plants from the 18 in place at the end of 1995. Also, during 1996: renovation of a 300,000 square foot office and manufacturing facility in Morton Grove, Illinois was completed; construction of a 150,000 square-foot manufacturing facility in Salt Lake City, Utah was completed; and renovation continued on a 650,000 square-foot office and manufacturing facility in Mount Prospect, Illinois which the Company leased in 1996 to house its Network Systems division. Capital expenditures were $189.0 million in 1996 compared to $73.1 million in 1995. The Company expects to spend significant additional amounts in 1997 for manufacturing equipment, for the purchase and completion of renovation of the Mount Prospect facility, and for additional office facilities and information systems to support its growth.

     The Company also made significant cash investments during 1996 to acquire technology. Scorpio was acquired in a cash transaction for $71.8 million and an additional $12.0 million of cash was expended to acquire certain technology licenses. The Company intends to pursue additional acquisitions and other business alliances to further enhance its product offerings, markets and technological capabilities, whenever such transactions are consistent with the Company's overall strategic direction. Such transactions may or may not require the use of cash.

     Proceeds from the exercise of stock options by employees and issuances of common stock under the Company's employee stock purchase plan totaled $22.2 million in 1996. Also, the Company realized the benefits of $54.5 million in 1996 in connection with the exercise of stock options by employees. The Company had outstanding $32.5 million in short term borrowings under its $90 million of uncommitted lines of credit at the end of 1996. In June 1997, the Company will be required to make the first of five annual repayments of $12.0 million under its 7.52% Unsecured Senior Notes (See Notes F and H to the Consolidated Financial Statements).

     As indicated above, the Company expects to continue to make significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from internally generated funds. However, there are several factors that could affect the Company's ability to generate cash from operations in 1997, including general economic conditions, market competition, market acceptance of products incorporating the x2 technology, and changes in working capital requirements. Accordingly, to maintain its financial flexibility, the Company has arranged a committed Multicurrency Credit Agreement with a group of banks which provides for initial credit availability of $300 million and is expandable to $600 million under certain circumstances. As of December 29, 1996, there had been no borrowings under this agreement (See Note H to the Consolidated Financial Statements). The Company believes its anticipated cash flows from operations and access to debt and equity markets will permit the financing of its business requirements in an orderly manner for the foreseeable future.

FUTURE OPERATING RESULTS

     The following discussion includes forward-looking statements regarding the Company's future results of operations. Actual results may differ materially from these statements.

     The Company expects demand for all of its product lines to continue to grow substantially in 1997 as worldwide requirements increase for highly integrated, cost-effective, end-to-end information access solutions. The Company anticipates that its sales of network systems products will continue over time to grow at a more rapid rate than sales of its PC-related products. Continued sales growth is expected to be driven by increases in unit sales of existing products and by new product introductions, which will be offset in part by anticipated future reductions in the average selling prices of existing products as they progress through their life cycles.

     The Company expects the markets it serves to continue to grow at rapid rates during the next several years. The Company intends to continue investing during 1997 in new technologies such as its new x2 high speed analog downstream modem feature, wireless, LAN switching and broadband access, including xDSL and cable, in order to be well-positioned to serve these markets in the future.

     The Company also expects to continue its historical strategy of building share in the markets which it serves. The Company intends to continue to build its sales force, with particular focus on expanding sales of its network systems products domestically and internationally. Depending upon the growth in revenues achieved, these investments, coupled with expenses related to the launch of the Company's new x2 products, may cause selling and marketing expenses in the first half of 1997 to represent a higher percentage of total sales than in recent quarters.

     The Company's ability to achieve its revenue and profitability objectives in 1997 depend on many factors beyond the Company's control. These include the market acceptance of x2 and other new products and features announced and introduced by the Company and its competitors, and the extent to which the Company is successful in implementing its ongoing strategy of continuously improving the performance/cost characteristics of its products through improved designs and manufacturing efficiencies. Other factors include rapid changes in technologies and standards relating to information access and telecommunications.

     The foregoing forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: changes in business conditions and growth trends affecting the Company's products and markets, the personal computer and telecommunications industries and the economy in general; continuing availability of key components and technologies at competitive prices; a variety of other competitive factors such as price reductions by the Company and its competitors and resulting effects on market shares; changes in consumer and business purchasing patterns; and the Company's merger and acquisition activities, including its success in integrating businesses it has acquired and the amounts of any non-recurring charges related to such activities.

     Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance. The use of historical trends to anticipate results or trends in future periods may be inappropriate. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed below are the financial statements included in this part of the Registrant's Annual Report on Form 10-K:

     (a) Financial Statements

                                                                              PAGE
                                                                              ----
Report of Independent Certified Public Accountants..........................   26
Consolidated Statement of Earnings..........................................   27
Consolidated Balance Sheet..................................................   28
Consolidated Statement of Stockholders' Equity..............................   29
Consolidated Statement of Cash Flows........................................   30
Notes to Consolidated Financial Statements..................................   31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
U.S. Robotics Corporation

     We have audited the accompanying consolidated balance sheet of U.S. Robotics Corporation and Subsidiaries as of September 29, 1996 and October 1, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Robotics Corporation and Subsidiaries as of September 29, 1996 and October 1, 1995, and their consolidated results of operations and consolidated cash flows for each of the years in the three-year period ended September 29, 1996, in conformity with generally accepted accounting principles.




/s/ GRANT THORNTON LLP

Grant Thornton LLP

Chicago, Illinois
November 4, 1996

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
FISCAL YEARS 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                   1996            1995               1994
                                                                ----------       --------           --------
Net sales..................................................     $1,977,512       $889,347           $499,075

Cost of goods sold.........................................      1,149,446        521,159            297,992
                                                                ----------       --------           --------
Gross profit...............................................        828,066        368,188            201,083

Operating expenses

  Selling and marketing....................................        271,585        136,585             85,799

  General and administrative...............................         93,717         42,614             28,734

  Research and development.................................        109,437         52,478             29,284

  Purchased in-process technology.........................          54,000              -                  -

  Non-recurring merger costs...............................              -         29,449                  -
                                                                ----------       --------           --------
    Total operating expenses...............................        528,739        261,126            143,817

Operating profit...........................................        299,327        107,062             57,266

Interest income............................................          8,424          7,700              1,305

Interest expense...........................................          4,995          5,465              1,860

Other income (expense).....................................           (866)          (377)            (1,342)
                                                                ----------       --------           --------
Earnings before income taxes...........................            301,890        108,920             55,369

Income tax expense.........................................        131,870         42,969             19,248
                                                                ----------       --------           --------
Net earnings...............................................     $  170,020       $ 65,951           $ 36,121
                                                                ==========       ========           ========
Net earnings per share....................................      $     1.79       $    .77           $    .47
                                                                ==========       ========           ========

        The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                   SEPTEMBER 29,   OCTOBER 1,
                                                                                       1996           1995
                                                                                   ----------      ---------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................           $   16,814      $136,803
  Marketable securities.................................................                    -        96,000
  Accounts receivable, less allowances of $11,573
    and $7,354 in 1996 and 1995, respectively ..........................              490,040       168,365
  Inventories...........................................................              185,855       103,032
  Deferred income taxes.................................................               45,493        22,373
  Prepaid expenses and other current assets.............................               12,407         7,739
                                                                                   ----------      --------
    Total current assets................................................              750,609       534,312

PROPERTY, PLANT AND EQUIPMENT - NET.....................................              276,591       117,156

OTHER ASSETS............................................................               40,083         8,155
                                                                                   ----------      --------
                                                                                   $1,067,283      $659,623
                                                                                   ==========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations...........................           $   12,174      $    249
  Short-term obligations................................................               32,500             -
  Accounts payable......................................................              130,959        78,386
  Accrued liabilities...................................................              138,747        78,171
  Income taxes payable..................................................               19,324         9,525
                                                                                   ----------      --------
    Total current liabilities...........................................              333,704       166,331

LONG-TERM OBLIGATIONS...................................................               54,044        65,651

DEFERRED INCOME TAXES...................................................                7,665         3,246

STOCKHOLDERS' EQUITY
  Preferred stock  - $.01 par value; 10,000,000 shares
    authorized; issuable in series, none issued........................                     -             -
  Common stock - $.01 par value; 250,000,000 shares authorized;
    88,171,420 shares and 84,386,396 shares outstanding in 1996 and 1995,
    respectively............................................                              882           422
  Additional contributed capital.......................................               356,265       273,939
  Retained earnings....................................................               312,492       148,617
                                                                                   ----------      --------
                                                                                      669,639       422,978
  Cumulative translation adjustment and other..........................                 2,231         1,417
                                                                                   ----------      --------
    Total stockholders' equity.........................................               671,870       424,395
                                                                                   ----------      --------
                                                                                   $1,067,283      $659,623
                                                                                   ==========      ========

        The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)


                                                                         CUMULATIVE
                                           ADDITIONAL                   TRANSLATION        TOTAL
                                COMMON    CONTRIBUTED     RETAINED       ADJUSTMENT    STOCKHOLDERS'
                                STOCK       CAPITAL       EARNINGS       AND OTHER        EQUITY
                                -----      --------       --------       ---------       --------
BALANCE AT OCTOBER 1, 1993       $173      $ 96,934      $ 52,348         $ (470)        $148,985
Issuances under stock option
  and purchase plans..........      6         1,698             -              -            1,704
Tax benefits relating to the
  exercise of stock options...      -         6,928             -              -            6,928
Foreign currency translation
  adjustments.................      -             -             -          1,979            1,979
Net earnings.................       -             -        36,121              -           36,121
                                 ----      --------       -------         ------         --------
BALANCE AT OCTOBER 2, 1994        179       105,560        88,469          1,509          195,717
Adjustment to conform fiscal
  year end of Megahertz......       -             -         2,271              -            2,271
Sale of common stock in a
  public offering............      15       123,038             -              -          123,053
Issuances under stock option
  and purchase plans.........      10         9,082             -              -            9,092
Tax benefits relating to the
  exercise of stock options..       -        28,873             -              -           28,873
Issuance of stock in
  connection with
  acquisitions...............      10         7,386        (7,866)             -             (470)
Stock split..................     208             -          (208)             -                -
Foreign currency translation
  adjustments and other......       -             -             -            (92)             (92)
Net earnings.................       -             -        65,951              -           65,951
                                 ----      --------       -------         ------         --------
BALANCE AT OCTOBER 1, 1995        422       273,939       148,617          1,417          424,395
Issuances under stock option
  and purchase plans.........      18        22,142             -              -           22,160
Tax benefits relating to the
  exercise of stock options..       -        54,460             -              -           54,460
Issuance of stock in
  connection with
  acquisitions...............       3         6,001        (5,706)             -              298
Stock split..................     439             -          (439)             -                -
Foreign currency translation
  adjustments and other......       -          (277)            -            814              537
Net earnings.................       -             -       170,020              -          170,020
                                 ----      --------       -------         ------         --------
BALANCE AT SEPTEMBER 29, 1996    $882      $356,265      $312,492         $2,231         $671,870
                                 ====      ========      ========         ======         ========

        The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FISCAL YEARS 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)

                                                                   1996              1995              1994
                                                               ---------          ---------          --------
Cash flows from operating activities:
  Net earnings............................................     $ 170,020          $  65,951          $ 36,121
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
    Adjustment to conform fiscal year end cash
      of Megahertz........................................             -              3,288                 -
    Merger related asset write-downs......................             -             16,361                 -
    Purchased in-process technology.......................        54,000                  -                 -
    Depreciation and amortization.........................        30,464             14,164             8,873
    Deferred income taxes.................................       (18,701)           (12,551)           (4,519)
    Loss on disposal of property and equipment............            41                484               671
    Other.................................................        12,985               (394)              (81)
    Changes in assets and liabilities (net of
      effects of acquisitions):
      Accounts receivable.................................      (327,266)           (69,644)          (32,668)
      Inventories.........................................       (91,654)           (34,675)          (28,344)
      Prepaid expenses and other current assets...........        (5,978)            (4,241)           (2,274)
      Accounts payable....................................        53,338             60,087           (21,246)
      Accrued liabilities.................................        61,106             48,868            18,488
      Income taxes payable................................         9,964             (3,675)            7,310
                                                               ---------          ---------          --------
        Net cash provided (used) by operating
          activities......................................       (51,681)            84,023           (17,669)
Cash flows from investing activities:
  Purchases of marketable securities......................      (175,898)           (88,945)          (78,025)
  Sales and maturities of marketable securities...........       271,898              1,873            75,492
  Capital expenditures....................................      (189,010)           (73,085)          (34,474)
  Acquisition of subsidiary...............................       (71,840)                 -                 -
  Payments for technology licenses........................       (12,000)                 -            (5,836)
  Other - net.............................................           261               (288)             (626)
                                                               ---------          ---------          --------
        Net cash used by investing activities............       (176,589)          (160,445)          (43,469)
Cash flows from financing activities:
  Borrowings (repayments) under short-term obligations -
    net...................................................        32,500                  -            (1,729)
  Borrowings under long-term obligations..................           743                  -            70,000
  Repayments of long-term obligations.....................          (441)            (3,802)             (471)
  Issuance of common stock including tax benefits
    relating to the exercise of stock options.............        76,620            161,018            43,863
                                                               ---------          ---------          --------
        Net cash provided by financing activities.........       109,422            157,216           111,663
Effect of exchange rate changes on cash and cash
  equivalents.............................................        (1,141)            (2,277)            1,482
                                                               ---------          ---------          --------
        Net increase (decrease) in cash and cash
           equivalents....................................      (119,989)            78,517            52,007
Cash and cash equivalents at beginning of year............       136,803             58,286             6,279
                                                               ---------          ---------          --------
Cash and cash equivalents at end of year..................     $  16,814          $ 136,803          $ 58,286
                                                               =========          =========          ========

        The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS  1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A - BASIS OF PRESENTATION

     U.S. Robotics Corporation ("USR") was organized to effect a corporate reorganization of U.S. Robotics, Inc. ("Robotics") whereby Robotics became, on February 22, 1995, a wholly owned subsidiary of a new publicly held parent corporation, USR. All of the outstanding shares of Robotics at the time of the reorganization were converted into an equal number of USR shares. Following the reorganization, the stockholders of USR had the same voting, dividend and liquidation rights they had as stockholders of Robotics. In conjunction with the reorganization, Robotics' name was changed to U.S. Robotics Access Corp. ("Access"). USR and its subsidiaries, all of which are wholly owned, are collectively referred to as the "Company."

     On February 22, 1995, the stockholders of Robotics and shareholders of Megahertz Holding Corporation ("Megahertz") each approved and adopted a plan of merger which resulted in Megahertz becoming a wholly owned subsidiary of USR. All of the outstanding shares of Megahertz were converted into shares of USR. The merger has been accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Megahertz for all periods prior to the merger (See Note C).

     Effective October 3, 1994, Megahertz's fiscal year end (previously June 30) was conformed to agree with that of USR. Accordingly, Megahertz's net earnings for the three months ended September 30, 1994, were credited to retained earnings as of October 3, 1994. Megahertz's net sales and earnings for that period were $30,191 and $2,271, respectively.

     The Company acquired ISDN Systems Corporation ("ISC"), Palm Computing, Inc.("Palm") and Amber Wave Systems, Inc. ("Amber Wave") on August 21, 1995, September 1, 1995 and February 29, 1996, respectively. These transactions were accounted for by the pooling of interests method; however, since the historical operations of ISC, Palm and Amber Wave prior to the dates of combination were not material to the Company's consolidated financial position or results of operations, financial statements for periods prior to the dates of combination have not been restated (See Note C).

     On August 29, 1996, the Company acquired Scorpio Communications Ltd. ("Scorpio"). The acquisition was accounted for by the purchase method; accordingly, Scorpio's results of operations since the date of acquisition have been included in the accompanying financial statements (See Note C).

     On August 10, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend distributed on September 8, 1995 to all stockholders of record as of August 25, 1995. Further, on April 12, 1996, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend distributed on May 10, 1996 to all stockholders of record as of April 25, 1996. All references to share and per share data have been restated to reflect these stock splits.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of USR and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR. The fiscal year of the Company ends on the Sunday nearest September
30. All references herein to "1996", "1995" and "1994" mean the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively. Quarterly financial results are based upon a 13-week reporting period.

ESTIMATES IN FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION. Revenue is recognized when a product is shipped and title transfers to the customer. Provisions for cash discounts, returns and warranty costs are recorded in the period the sale is reported, based on experience.

RESEARCH AND DEVELOPMENT. Research and development costs, other than certain software development costs, are expensed as incurred.

INCOME TAXES. Income taxes are accounted for using the assets and liability method under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Provision has not been made for deferred U.S. income taxes on the undistributed earnings of foreign subsidiaries since these earnings are intended to be permanently invested.

NET EARNINGS PER SHARE. Net earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period. Stock options are considered to be common equivalent shares.

FINANCIAL INSTRUMENTS. The carrying value of financial instruments approximates their estimated fair values based upon quoted market prices.

CASH EQUIVALENTS. All highly liquid debt instruments with a maturity of ninety days or less at the time of acquisition are considered to be cash equivalents.

MARKETABLE SECURITIES. Investments in marketable securities are classified into one of three categories: held-to-maturity, trading or available-for-sale. At September 29, 1996, the Company held no investments in marketable securities. At October 1, 1995, substantially all of the Company's investments were notes and obligations of the U.S. government and certain of its agencies and were classified as available-for-sale. Investments in marketable securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reflected in stockholders' equity. Realized gains and losses on the sales of such investments are determined using the specific identification method.

INVENTORIES. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include materials, direct labor, factory overhead and outside processing charges.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation and amortization are calculated generally using the straight-line method over the estimated service lives of the assets (generally 5 to 31.5 years). Leasehold improvements are amortized on a straight-line basis over the period of the lease or the estimated service lives of the improvements, whichever is shorter.

OTHER ASSETS. Other assets include intangibles such as goodwill, capitalized software development costs, and licensing arrangements.

Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over the periods estimated to be benefited, currently not exceeding ten years. The Company capitalizes certain development costs of software included in hardware products after technological feasibility has been established. These costs are amortized over the estimated revenue producing lives of the related products, commencing upon general release to the market and continuing over two to five years. The costs of purchased software are capitalized if related to a product that has achieved technological feasibility or if an alternative future use exists. Such costs are amortized over their estimated economic lives. Other acquired intangible assets are recorded at cost and are amortized using the straight-line method over their estimated economic lives, currently not exceeding 10 years.

On an ongoing basis, the Company evaluates the carrying values and amortization rates for goodwill and other intangible assets. As a result of the Megahertz merger, the Company determined that goodwill pertaining to certain prior acquisitions had been impaired and, accordingly, recorded an adjustment to reflect such goodwill at its estimated recoverable value (See Note C).

STOCK BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require adoption of a fair value method of accounting for stock options; for those entities which do not elect to adopt the fair value method, the new standard requires supplemental disclosures regarding the pro-forma effects of that method. SFAS No. 123 is effective for the Company's 1997 fiscal year. At this time, the Company expects to provide only the supplemental disclosures as permitted by SFAS No. 123; consequently, the new standard is not expected to have any impact on the Company's results of operations or financial position.

FOREIGN CURRENCY TRANSLATION. The functional currency for the majority of the Company's foreign subsidiaries is the local currency.

RECLASSIFICATION. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 basis of presentation.

NOTE C - BUSINESS COMBINATIONS

     On February 22, 1995, the Company consummated a business combination with Megahertz, a company engaged in the design, manufacture, marketing and support of mobile information access products. The Company issued approximately 24,748,000 shares of its common stock in exchange for all of the outstanding shares of common stock of Megahertz. The Megahertz merger has been accounted for as a pooling of interests and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Megahertz for all periods presented.

     As a direct result of the Megahertz merger, the Company recorded a non-recurring charge totaling $29,449 during 1995. The components of the non-recurring charge are as follows:


Consolidation of overlapping product lines:
 Write-down of inventory....................................................  $ 9,961
 Write-down of goodwill.....................................................    4,712
Transaction costs (financial advisory, legal, accounting, tax and other)....    5,961
Personnel related costs.....................................................    3,304
Excess facilities costs.....................................................    3,081
Other.......................................................................    2,430
                                                                              -------
                                                                              $29,449
                                                                              =======

Further, as a result of the Megahertz merger, it was determined that a portion of the Company's existing inventory and goodwill had been impaired; therefore, the Company wrote down inventory and goodwill to their respective net realizable values.

     In the fourth quarter of 1995, the Company issued approximately 1,022,000 and 1,246,000 shares of its common stock in exchange for all of the outstanding capital shares of ISC and Palm, respectively. ISC develops technology related to ISDN and Frame Relay-based client and server products. Palm develops hand-held computing devices and related operating systems and applications software. Each of these transactions has been accounted for as a pooling of interests. Because the aggregated historical operations of ISC and Palm prior to the dates of combination were not material to the Company's consolidated results of operations and financial position, prior period financial statements have not been restated.

     On February 29, 1996, the Company issued approximately 694,000 shares of its common stock in exchange for all of the outstanding capital stock of Amber Wave. Amber Wave develops technology related to LAN switching products. The transaction was accounted for as a pooling of interests. Since the aggregated historical operations of Amber Wave prior to the date of combination were not material to the Company's consolidated results of operations and financial position, prior period financial statements have not been restated.

     On August 29, 1996, the Company completed the acquisition of Scorpio. Scorpio designs, manufactures and sells scaleable, fully redundant, fault-tolerant ATM switches that target workgroup local area network (LAN), corporate backbone and wide area network (WAN) access environments. The aggregate purchase price of approximately $74,532, including direct costs of acquisition, was financed primarily through available cash resources and proceeds from short-term borrowings. Approximately $5,400 of the purchase price is being held in escrow for a period of one year from the date of acquisition to indemnify the Company against losses resulting from breach of representations and warranties or other unforeseen circumstances.

     The acquisition has been accounted for as a purchase and, accordingly, Scorpio's results of operations have been included in the consolidated financial statements since the date of acquisition. The Company engaged a nationally recognized appraisal firm to perform a valuation analysis to serve as a basis of the allocation of the purchase price. Based on the results of the analysis, the Company allocated the total purchase price as follows:

   Tangible and identifiable intangible net assets........................ $   750
   Developed technology...................................................  16,000
   In-process technology..................................................  54,000
   Goodwill...............................................................   3,782
                                                                           -------
                                                                           $74,532
                                                                           =======

     The valuation of the developed and in-process technologies was accomplished through the application of an income approach. The fair value of the purchased developed technology was determined to be $16,000. This amount has been recorded as capitalized software development costs and is being amortized on a straight-line basis over ten years. The fair value of the purchased in-process technology was determined to be $54,000. This amount was expensed upon acquisition. Goodwill of $3,782 represents the excess of purchase price over net assets acquired and is being amortized over ten years.

     The following unaudited pro forma information has been prepared assuming that Scorpio had been acquired as of the beginning of each of the years presented.

                                                                                1996       1995
                                                                             ----------  ---------
                                                                                 (Unaudited)
Net sales..................................................................  $1,977,873  $889,347
Net earnings ..............................................................  $  215,014  $ 59,707
Net earnings per share.....................................................  $     2.26  $    .70

     The pro forma information excludes the charge of $54,000 for purchased in-process technology which was expensed upon acquisition as discussed above. Further, the pro forma information does not purport to be indicative of the results that would have occurred had the acquisition been in effect for the periods presented, nor does it purport to be indicative of the results to be obtained in the future.

NOTE D - CASH FLOW INFORMATION

     The Consolidated Statement of Cash Flows provides information concerning changes in cash and cash equivalents. Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:


                                                                    1996     1995     1994
                                                                  -------  -------  -------
Interest paid..................................................   $ 4,969  $ 5,038  $   704
Income taxes paid..............................................   $85,603  $29,844  $10,008

NOTE E - BALANCE SHEET DETAIL


                                                                      1996      1995
                                                                    --------  --------
Inventories
Finished products................................................   $116,802  $ 32,688
Work-in-process.................................................      12,654    21,373
Raw materials....................................................     56,399    48,971
                                                                    --------  --------
                                                                    $185,855  $103,032
                                                                    ========  ========

Allowances for potentially excess or obsolete inventories resulting from changing market conditions were $17,587 and $8,621 at the end of 1996 and 1995, respectively.

                                                                      1996      1995
                                                                    --------  --------
Property, plant and equipment
Land and buildings................................................  $ 79,206  $ 45,077
Leasehold improvements............................................    22,506         -
Computer, test and factory equipment..............................   206,547    87,844
Furniture and fixtures............................................    27,698    14,202
                                                                    --------  --------
                                                                     335,957   147,123
Less accumulated depreciation and amortization....................    59,366    29,967
                                                                    --------  --------
                                                                    $276,591  $117,156
                                                                    ========  ========

Other assets
Goodwill.........................................................   $ 12,650   $ 9,204
Capitalized software development costs, including purchased
  developed technology............................................    16,697         -
Other acquired intangibles........................................    16,044     5,500
                                                                    --------  --------
                                                                      45,391    14,704
Less accumulated amortization.....................................     9,143     7,948
                                                                    --------  --------
                                                                      36,248     6,756
Other ..................................... ......................     3,835     1,399
                                                                    --------  --------
                                                                    $ 40,083   $ 8,155
                                                                    ========  ========
Accrued Liabilities
Employee compensation and benefits ...............................  $ 39,639   $18,701
Marketing expenses................................................    45,111    24,257
Warranty costs....................................................    17,228     5,373
Taxes other than income taxes.....................................     3,873     2,831
Merger related costs..............................................         -     6,066
Other.............................................................    32,896    20,943
                                                                    --------  --------
                                                                    $138,747   $78,171
                                                                    ========  ========

NOTE F - SHORT-TERM BORROWINGS

     The Company has uncommitted lines of credit totaling $90,000 from commercial banks. These lines do not have termination dates but are reviewed annually for renewal. As of September 29, 1996, short-term borrowings under these lines totaled $32,500 at an average annual interest rate of 5.6 percent. There were no borrowings under the uncommitted lines of credit during 1995.

NOTE G - INCOME TAXES

     The components of earnings before income taxes are as follows:


                                                                   1996          1995         1994
                                                                 --------      --------      -------
United States..................................................  $324,705      $109,529      $54,847
Foreign........................................................   (22,815)         (609)         522
                                                                 --------      --------      -------
                                                                 $301,890      $108,920      $55,369
                                                                 ========      ========      =======

     Income tax expense (benefit) consists of the following:


                                                                  1996           1995         1994
                                                                --------        -------      -------
Current
  Federal......................................................  $117,723       $44,394      $18,598
  State........................................................    20,635         7,376        4,360
  Foreign......................................................    12,213         3,750          809
Deferred.......................................................   (18,701)      (12,551)      (4,519)
                                                                 --------       -------      -------
                                                                 $131,870       $42,969      $19,248
                                                                 ========       =======      =======

     The components of the deferred tax assets and liabilities are as follows:


                                                                                   1996           1995
                                                                            ------------  -------------
Deferred tax assets
Net operating loss carryforward..........................................         $5,032         $2,684
Accrued liabilities
  Marketing expenses.....................................................         10,062          5,993
  Employee compensation and benefits.....................................          3,571          1,858
  Warranty costs.........................................................          6,042          1,993
  Merger costs...........................................................              -          2,365
  Other..................................................................          3,896            343
Inventories..............................................................          5,428          3,991
Accounts receivable......................................................         16,584          5,830
                                                                            ------------  -------------
                                                                                  50,615         25,057
Valuation allowance......................................................         (2,719)        (2,684)
                                                                            ------------  -------------
                                                                                  47,896         22,373
Deferred tax liabilities
Property, plant and equipment............................................         (9,014)        (3,102)
Other assets.............................................................         (1,054)          (144)
                                                                            ------------  -------------
                                                                                 (10,068)        (3,246)
                                                                            ------------  -------------
Total temporary differences..............................................        $37,828        $19,127
                                                                            ============  =============

     The valuation allowance primarily relates to net operating loss carryforwards and tax credits generated by certain Company subsidiaries which the Company has not determined to be more likely than not to be realizable at this time.

     The Company's effective tax rate varied from the U.S. Federal income tax rate for the following reasons:


                                                                          1996       1995      1994
                                                                         ------     ------    ------
U.S. Federal income tax rate.........................................     35.0%      35.0%     35.0%
State income tax - net of federal income tax benefit.................      3.0        4.1       4.9
Incremental research credit..........................................     (0.5)      (1.5)     (3.7)
Tax exempt interest..................................................     (0.2)        -       (0.2)
Foreign sales corporation............................................     (0.8)      (1.4)     (1.6)
Non-deductible expenses..............................................      0.4        3.7        -
Purchased in-process technology......................................      6.6         -         -
Other - net..........................................................      0.2       (0.4)      0.4
                                                                         -----      ------    ------
                                                                          43.7%      39.5%     34.8%
                                                                         =====      ======    ======

     The exercise by employees of certain stock options results in a current tax benefit for the Company, equivalent to the applicable tax rate multiplied by the difference between the market price at the date of exercise and the option price. The current tax benefit is not recognized as a reduction of income tax expense, but rather is credited directly to additional contributed capital. Tax benefits of $54,460, $28,873 and $6,928 associated with the exercise of employee stock options were credited to additional contributed capital in 1996, 1995 and 1994, respectively.

     Provision has not been made for deferred U.S. income taxes on undistributed earnings of foreign subsidiaries totaling $36,275 since those earnings are intended to be permanently invested. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

NOTE H - LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:


                                                                                  1996        1995
                                                                               ----------  ----------
7.52% Unsecured Senior Notes.................................................     $60,000     $60,000
8.61% Secured Note...........................................................       4,881       4,944
Other........................................................................       1,337         956
                                                                               ----------  ----------
                                                                                   66,218      65,900
Less current maturities......................................................      12,174         249
                                                                               ----------  ----------
                                                                                  $54,044     $65,651
                                                                               ==========  ==========

     On July 7, 1994, the Company arranged a private placement of $60,000 in 7.52% Unsecured Senior Notes with three insurance companies. The notes are payable in five equal annual installments beginning in June 1997.

     On September 12, 1996, the Company replaced an existing unsecured $50,000 line of credit with a new unsecured $300,000 Multicurrency Credit Agreement with a group of banks. This facility will expire on September 12, 1999, but contains provisions providing for extensions on an annual basis. Also, the revolving credit commitment under the facility is expandable to $600,000 under certain terms and conditions. Commitment fees vary depending upon the Company's leverage ratio, as defined; currently, fees are payable at 0.1 % per annum on the total commitment. Borrowings under the facility bear interest at one of several specified floating rates, as selected by the Company at the time of borrowing. At September 29, 1996, there were no outstanding borrowings under this facility.

     The terms of the Unsecured Senior Notes and Multicurrency Credit Agreement include various covenants which, among other things, restrict dividend payments and require the Company to maintain certain financial ratios with respect to tangible net worth, interest coverage and maximum debt levels. The Company was in compliance with such covenants through September 29, 1996.

     Principal payments due under long-term obligations are as follows: 1997, $12,174; 1998, $12,337; 1999, $12,429; 2000, $12,746; 2001, $13,184; thereafter,
$3,348.

NOTE I - COMMITMENTS

     In November 1995, the Company entered into an operating lease for an office and manufacturing facility in Mount Prospect, Illinois. The operating lease provides for an initial term of fifteen years and three additional five year renewal options, as well as an option to purchase the facility in January, 1997 for approximately $14,200. The Company has provided notice of its intention to exercise the purchase option.

     The Company leases certain other equipment and office and manufacturing facilities under operating leases which expire through 2020. Future annual minimum lease payments under such non-cancelable operating leases are as follows: 1997, $7,646; 1998, $11,190; 1999, $11,190; 2000, $10,199; 2001,
$10,285; thereafter, $47,127.

     Total rent expense associated with operating leases for 1996, 1995 and 1994 amounted to approximately $3,347, $1,773 and $1,107, respectively.

NOTE J - STOCKHOLDERS' EQUITY

     In June 1995, the Company completed a public offering involving the issuance and sale by the Company of 6,000,000 shares of its common stock, resulting in net proceeds to the Company of $123,053.

     On August 10, 1995, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% stock dividend payable to stockholders of record as of August 25, 1995. On September 8, 1995, 20,758,095 shares were issued to effect the stock split.

     On March 7, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock to 250,000,000 shares and preferred stock to 10,000,000 shares.

     On April 12, 1996, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% stock dividend payable to stockholders of record as of April 25, 1996. On May 10, 1996, 43,791,954 shares were issued to effect the stock split.

     Effective May 9, 1996, the Board of Directors of the Company approved the replacement of its stockholder rights plan with a new stockholder rights plan. Under the new plan, stockholders have certain rights to purchase Series B Junior Participating Preferred Stock, par value $.01 per share ("Series B Junior Preferred"), under certain circumstances, including the event of unsolicited attempts to acquire a controlling interest in the Company. Each right, when exercisable, will entitle the holder to purchase from the Company one one-hundredth of a share of Series B Junior Preferred at a price of $500.00 or, in certain circumstances, such right will entitle the holder, other than an acquiring person, to receive, upon exercise at the then current exercise price of the right, common stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. Of the 10,000,000 preferred shares the Company is authorized to issue, 2,500,000 shares have been designated Series B Junior Preferred. The Series B Junior Preferred has certain dividend, voting and liquidation preferences. No preferred shares have been issued.

NOTE K - STOCK OPTIONS

     Coincident with the February 1995 corporate reorganization, options granted under the Executive Officer and Director Stock Option Plan of USR and the Key Employee Stock Option Plan of USR were substituted for options granted under previous Robotics and Megahertz stock option plans and such stock option plans were terminated.

     On March 7, 1996, the Company's shareholders approved the adoption of amended and restated Executive Officers and Directors Stock Option and Key Employee Stock Option Plans. On June 27, 1996, the Company's Board of Directors approved The Agreement for Exchange of Shares ("The Agreement") for the
acquisition of Scorpio.   Contained in the agreement was a provision for the
establishment of the 1996 Stock Option Plan for Israeli Employees.   The 1996
Stock Option Plan for Israeli Employees was adopted on July 1, 1996.

     The Executive Officer and Director Stock Option Plan, as amended and restated in 1996, provides for options to be granted to employees of the Company and others, including, but not limited to, directors and executive officers who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934. The Key Employee Stock Option Plan, as amended and restated in 1996, provides for options to be granted to key employees other than such executive officers and directors. The 1996 Stock Option Plan for Israeli Employees provides for options to be granted to key employees of the Company who are residents of Israel.

     The Stock Option and Compensation Committee of the Board of Directors, which consists of two outside directors, determines, within limits set forth in the Company's stock option plans, the term of each option, the option exercise price, the number of shares subject to each option and the times at and conditions under which each option is or becomes exercisable (generally in equal annual installments over five years following the date of grant). On March 7, 1996, the Company's stockholders approved an increase of 2,000,000 to the number of shares subject to the Key Employee Stock Option Plan. The Company has reserved 18,000,000, 14,400,000, and 328,000 shares for issuance under the Executive Officer and Director Stock Option Plan, the Key Employee Stock Option Plan, and the 1996 Stock Option Plan for Israeli Employees, respectively. The expiration date of the Executive Officer and Director Stock Option Plan and the Key Employee Stock Option Plan is December 31, 2004. The expiration date of the 1996 Stock Option Plan for Israeli Employees is June 30, 2006. Under the Company's stock option plans, options for 23,620,758 shares have been granted with exercise prices ranging from $.09 to $98.63 per share.

     In connection with the acquisitions of Amber Wave and Scorpio, the Company substituted options for a total of 97,122 shares under the Key Employee Stock Option Plan for outstanding options under the acquired companies' plans.

     Changes in options outstanding under all Plans in 1994, 1995 and 1996 are as follows:


                                                      NUMBER OF
                                                 OPTIONS OUTSTANDING   EXERCISE PRICE
                                                 -------------------   ----------------
October 1, 1993................................          11,950,728    $ 0.09  to  $10.00
Granted........................................           5,701,604    $ 4.95  to  $13.70
Canceled.......................................            (485,588)   $ 0.56  to  $ 8.07
Exercised......................................          (2,170,960)   $ 0.09  to  $ 8.52
                                                         ----------
October 2, 1994................................          14,995,784    $ 0.09  to  $13.70
Granted........................................           5,280,084    $ 7.78  to  $42.75
Canceled.......................................            (340,562)   $ 5.09  to  $13.70
Exercised......................................          (4,271,258)   $ 0.09  to  $13.70
                                                         ----------
October 1, 1995................................          15,664,048    $ 0.09  to  $42.75
Granted........................................           4,904,182    $35.18  to  $98.63
Canceled.......................................            (461,482)   $ 0.59  to  $95.75
Exercised......................................          (3,021,287)   $ 0.09  to  $42.75
                                                         ----------
September 29, 1996.............................          17,085,461    $ 0.09  to  $98.63
                                                         ==========

     At September 29, 1996, options to purchase 4,924,353 shares were exercisable at prices ranging from $0.09 to $42.75.

NOTE L - EMPLOYEE STOCK PURCHASE PLAN

     On February 22, 1995, USR stockholders approved the establishment of the U.S. Robotics Corporation Employee Stock Purchase Plan (the "ESPP") to replace the existing Robotics and Megahertz Employee Stock Purchase Plans. Under the ESPP, employees meeting certain eligibility requirements may elect to use up to ten percent of their compensation to purchase USR's common stock at a purchase price equal to 85% of the fair market value of the stock at the beginning or end of each offering period, whichever is lower. Executive officers of the Company are not eligible to participate in the ESPP. Under the ESPP, the Company reserved for issuance a total of 2,000,000 shares. Under the stock purchase plans, 69,372, 106,640 and 91,734 shares were issued in fiscal 1996, 1995 and 1994, respectively. An additional 20,477 shares were distributable at September 29, 1996.

NOTE M - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment, the manufacture and sale of information access products. These products are used in a wide range of industries and businesses and are sold both directly to end users and through various distribution networks in the United States and internationally. Information about the Company's operations in different geographic areas is shown below.


                                           UNITED
                                           STATES      EUROPE      ELIMINATIONS   CONSOLIDATED
                                         -----------------------------------------------------
1996
Sales to unaffiliated customers........  $1,664,737    $312,775      $       -     $1,977,512
Transfers between geographic areas.....     181,595           -       (181,595)             -
                                         -----------------------------------------------------
    Total net sales....................  $1,846,332    $312,775      $(181,595)    $1,977,512

Operating profit.......................  $  259,493    $ 45,165      $  (5,331)    $  299,327

Identifiable assets....................  $  967,862    $150,461      $ (51,040)    $1,067,283

1995
Sales to unaffiliated customers........  $  751,357    $137,990      $       -     $  889,347
Transfers between geographic areas.....      81,498           -        (81,498)            -
                                         -----------------------------------------------------
    Total net sales....................  $  832,855    $137,990      $ (81,498)    $  889,347

Operating profit.......................  $  108,020    $    766      $  (1,724)    $  107,062

Identifiable assets....................  $  624,099    $ 65,728      $ (30,204)    $  659,623

1994
Sales to unaffiliated customers........  $  433,885    $ 65,190      $       -     $  499,075
Transfers between geographic areas.....      35,347           -        (35,347)            -
                                         -----------------------------------------------------
    Total net sales....................  $  469,232    $ 65,190      $ (35,347)    $  499,075

Operating profit.......................  $   55,671    $    730      $     865     $   57,266

Identifiable assets....................  $  298,443    $ 51,772      $ (26,938)    $  323,277

     Transfers between geographic areas represent intercompany sales made at established transfer prices. Export sales from the Company's U.S. operations to unaffiliated customers were $204,384, $92,412 and $44,264 for the fiscal years ended 1996, 1995 and 1994, respectively.

     One customer and its international affiliates accounted for approximately 14%, 12% and 21% of the Company's sales during 1996, 1995 and 1994, respectively. A second customer and its international affiliates accounted for approximately 11% of the company's sales during 1994; for 1995 and 1996, this customer accounted for less than 10% of sales. Accounts receivable from these customers bore a similar relationship to total receivables as the percentages above.

NOTE N - EMPLOYEE BENEFIT PLANS

     In April 1996, the Company merged the former Robotics, Megahertz, ISC and Palm 401(k) plans, containing substantially similar provisions, into a new Employees' Retirement Investment Plan under section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of the Company. Participants may elect to contribute up to 15% of their compensation each plan year, subject to certain IRS limitations. The Company may elect to make contributions to the plan at the discretion of the Board of Directors. Contributions under the newly adopted plan and former plans of the Company were $2,573, $1,481 and $967 for 1996, 1995 and 1994, respectively.

     In March 1996, the stockholders approved the establishment of the Senior Executive Performance Bonus Plan, which governs performance bonuses to be awarded to certain key executives for services rendered. Bonuses are awarded each quarter by the Stock Option and Compensation Committee of the Board with the bonus amounts determined by the Committee, based upon the Company achieving certain quarterly and annual earnings per share targets. In no event shall the key executive bonus pool exceed 10% of the Company's earnings before income taxes. Bonuses paid under this program and predecessor programs, which were substantially similar in purpose for 1996, 1995 and 1994 were $10,360, $7,461 and $3,130, respectively.

NOTE O - LITIGATION

     The Company is a party to lawsuits in the normal course of its business. The Company and its counsel believe that the Company has meritorious defenses in lawsuits in which the Company is a defendant. The Company does not believe the outcome of these cases will have a material effect on its financial position or results of operations.

NOTE P - QUARTERLY FINANCIAL RESULTS (UNAUDITED)


                                                              GROSS      NET     NET EARNINGS
                                                  NET SALES  PROFIT   EARNINGS    PER SHARE
                                                  -------------------------------------------
1996
First quarter.................................    $364,812  $152,616   $41,645      $ .45
Second quarter................................    $454,505  $190,317   $51,605      $ .55
Third quarter.................................    $546,785  $228,961   $63,298      $ .66
Fourth quarter (1)............................    $611,410  $256,172   $13,472      $ .14

1995
First quarter.................................    $162,454  $ 67,087   $11,857      $ .15
Second quarter (2)............................    $196,149  $ 79,773   $(4,987)     $(.06)
Third quarter.................................    $237,347  $ 98,296   $24,862      $ .30
Fourth quarter................................    $293,397  $123,032   $34,219      $ .37

1994
First quarter.................................    $108,518  $ 45,538   $ 9,668      $ .13
Second quarter................................    $123,139  $ 49,891   $10,039      $ .13
Third quarter.................................    $135,566  $ 55,805   $11,028      $ .14
Fourth quarter................................    $131,852  $ 49,849   $ 5,386      $ .07

(1) Includes a charge of $54,000 ($54,000 after-tax) related to purchased in-process technology acquired in the Scorpio transaction recorded during the fourth quarter of 1996. Excluding this charge, net earnings and net earnings per share for the fourth quarter of 1996 would have been $67,472 and $0.71, respectively.

(2) Includes non-recurring merger related charges for the Megahertz merger of $27,338 ($21,822 after-tax) recorded during the second quarter of 1995. Excluding these charges, net earnings and net earnings per share for the second quarter of 1995 would have been $16,834 and $0.21, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


The information required by this Part III will be provided in the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended September 29, 1996, and is incorporated herein by this reference to the following extent:


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from Proxy Statement section entitled "Election of Directors" and "Principal Holders of Securities." Information about the Company's executive officers and directors is also set forth in Item 4(a) in
Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from Proxy Statement section entitled "Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from Proxy Statement section entitled "Principal Holders of Securities."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(A)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of U.S. Robotics Corporation and Subsidiaries are included in Part II, Item 8 of this report:

     -   Consolidated Statement of Earnings - Fiscal Years 1996, 1995 and 1994
     -   Consolidated Balance Sheet - September 29, 1996 and October 1, 1995
     - Consolidated Statement of Stockholders' Equity - Fiscal Years 1996, 1995, and 1994
     - Consolidated Statement of Cash Flows - Fiscal Years 1996, 1995, and 1994
     - Notes to Consolidated Financial Statements - Fiscal Years 1996, 1995 and 1994

(A)(2) SCHEDULES

     -   Report of Independent Certified Public Accountants on Schedule II
     -   Schedule II -- Valuation and Qualifying Accounts.

(A)(3)EXHIBITS

Many Company exhibits are incorporated by reference to the following previous filings of the Company:

     Registration Statement on Form S-1, filed on October 4, 1991 by U.S. Robotics, Inc. (predecessor to U.S. Robotics Corporation), file number 33-42546 (the "1991 Form S-1")

     Amendment No. 2 to Registration Statement on Form S-4, filed on January 20, 1996 by U.S. Robotics Corporation and its predecessor, U.S. Robotics, Inc., file number 33-86856 (the "1995 Form S-4").

     Registration Statement on Form S-8, filed on September 6, 1996 by U.S. Robotics Corporation, file number 33-89702 (the "1996 Form S-8").

     Registration Statement on Form 8-A, filed on May 16, 1996 by U.S. Robotics Corporation (the "1996 Form 8-A").

     Report on Form 10-K for the fiscal year ended October 1, 1995, filed on January 2, 1996 by U.S. Robotics Corporation (the "1995 Form 10-K").

     Definitive 1995 Proxy Statement, filed on January 30, 1996 by U.S. Robotics Corporation (the "1995 Proxy Statement").

     Report on Form 10-Q for the second quarter ended April 2, 1995, filed on May 23, 1995 by U.S. Robotics Corporation (the "1995 2nd Quarter 10-Q").


THE EXHIBITS SET FORTH BELOW ARE FURNISHED AS PART OF THIS REPORT:

2.1 Amended and Restated Plan and Agreement of Merger dated as of January 10, 1995, between and among U.S. Robotics Holdings Corporation, USR Restructuring Company and U.S. Robotics, Inc. (incorporated by reference to Exhibit 2.2 of the 1995 Form S-4, which appears in Annex A to the Joint Proxy Statement-Prospectus, contained therein).

2.2 Amended and Restated Agreement and Plan of Merger dated November 30, 1994, between and U.S. Robotics, Inc., USR Transitory, Inc., and U.S. Robotics Holding Corporation (incorporated by reference to Exhibit 2.1 of the 1995 Form S-4, which appears in Annex D to the Joint Proxy Statement-Prospectus, contained therein).

*3.1 Certificate of Incorporation of U.S. Robotics Corporation (f/k/a U.S. Robotics Holding Corporation).

3.2    By-laws of U.S. Robotics Corporation (incorporated by reference to
       Exhibit 4.3 of the 1996 Form S-8).

4.1 Form of Certificate of Common Stock of U.S. Robotics Corporation (incorporated by reference to Exhibit 4.1.1. of the 1995 Form S-4).


4.2 Rights Agreement between U.S. Robotics Corporation and Harris Trust and Savings Bank, as Rights Agent, dated May 9, 1996 (incorporated by reference to Exhibit 1 of the 1996 Form 8-A).

10.1 Form of Directorship Agreement, between U.S. Robotics Corporation and each of its directors (incorporated by reference to Exhibit 10.1 of the 1995 Form 10-K).

10.2 Key Employee Stock Option Plan of U.S. Robotics Corporation as amended and restated, effective as of March 7, 1996 (incorporated by reference to Appendix A of the 1995 Proxy Statement).

10.3 Executive Officer and Director Stock Option Plan of U.S. Corporation as amended and restated, effective as of March 7, 1996 (incorporated by reference to Appendix B of the 1995 Proxy Statement).

10.4 Employee Stock Purchase Plan of U.S. Robotics Corporation (incorporated by reference to Exhibit 10.3 of the 1995 Form S-4).

*10.5 Amendment #2 to Employee Stock Purchase Plan of U.S. Robotics Corporation, dated August 10, 1995 and effective as of October 1, 1995.

*10.6 Amendment #3 to Employee Stock Purchase Plan of U.S. Robotics Corporation, dated November 14, 1996 and effective as of January 1, 1997.

10.7 Senior Executive Performance Bonus Plan of U.S. Robotics Corporation effective as of March 7, 1996 (incorporated by reference to Appendix C of the 1995 Proxy Statement).

*10.8  $300,000,000 Multicurrency Credit Agreement, dated as of September 12,
       1996.

*10.9 First Restatement of the U.S. Robotics Corporation 401(k) Retirement Savings Plan, effective as of April 1, 1996.

10.10 Amended and Restated Note Agreement, dated as of March 1, 1995 (incorporated by reference to Exhibit 10.5 of the 1995 2nd Quarter 10-Q).

10.11 Employment Agreement between U.S. Robotics Corporation's subsidiary, U.S. Robotics Access Corp. (formerly U.S. Robotics, Inc.) and Casey Cowell, dated August 28, 1991 (incorporated by reference to Exhibit 10.17 of the 1991 Form S-1).

10.12 Employment Agreement between U.S. Robotics Corporation's subsidiary, U.S. Robotics Access Corp. (formerly U.S. Robotics, Inc.) and John McCartney, dated August 28, 1991 (incorporated by reference to Exhibit 10.18 of the 1991 Form S-1).

10.13 Employment Agreement between U.S. Robotics Corporation's subsidiary, U.S. Robotics Access Corp. (formerly U.S. Robotics, Inc.) and Jonathan N. Zakin, dated August 28, 1991 (incorporated by reference to Exhibit 10.19 of the 1991 Form S-1).

10.14 Employment Agreement between U.S. Robotics Corporation's subsidiary, U.S. Robotics Access Corp. (formerly U.S. Robotics, Inc.) and Ross Manire, dated January 1, 1994 (incorporated by reference to Exhibit 10.20 of the 1991 Form S-1).

10.15 Employment Agreement between U.S. Robotics Corporation's subsidiary, U.S. Robotics Access Corp. (formerly U.S. Robotics, Inc.) and Michael Seedman, dated October 13, 1993 (incorporated by reference to Exhibit 10.9 of the 1995 Form 10-K).

*11  Statement regarding Computation of Net Earnings Per Share.

*21  Subsidiaries of U.S. Robotics Corporation.

*23  Consent of Grant Thornton LLP.

 25  Power of Attorney (included as part of signature page).

*27  Financial Data Schedule.


------------------------
*    Filed herewith.

(B) REPORTS ON FORM 8-K

     During the last quarter of the period covered by this report, U.S. Robotics Corporation filed the following Reports on Form 8-K:


DATE OF REPORT                              ITEM REPORTED
--------------   --------------------------------------------------------------

July 24, 1996    U.S. Robotics Corporation announced its results of operations for the third quarter ended June 30, 1996.


August 29, 1996  On August 29, 1996, U.S. Robotics Corporation acquired Scorpio
                 Communications Ltd.; all outstanding shares of Scorpio Communications were converted into U.S. Robotics Corporation common shares pursuant to merger and it became a wholly-owned subsidiary of U.S. Robotics Corporation.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December, 1996.

                               U.S. ROBOTICS CORPORATION


                          By:  /s/ CASEY COWELL
                               -----------------------
                               Casey Cowell, President



                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints George A. Vinyard and Mark Remissong, and each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and officer of U.S. Robotics Corporation) to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


      SIGNATURE                                          TITLE                                          DATE
----------------------  --------------------------------------------------------------------      -----------------

/s/ CASEY COWELL        Chairman, Chief Executive Officer, President and Director (Principal
----------------        Executive Officer)                                                        December 27, 1996
Casey Cowell
/s/ JOHN McCARTNEY
------------------      Executive Vice President, Chief Operating Officer and Director            December 27, 1996
John McCartney
/s/ JONATHAN N. ZAKIN
---------------------   Executive Vice President and Director                                     December 27, 1996
Jonathan N. Zakin
/s/ MARK REMISSONG
------------------      Vice President and Chief Financial Officer (Principal Financial Officer)  December 27, 1996
Mark Remissong
/s/ STEVEN T. CAMPBELL
----------------------  Vice President and Controller (Principal Accounting Officer)              December 27, 1996
Steven T. Campbell
/s/ JAMES E. COWIE
------------------      Director                                                                  December 27, 1996
James E. Cowie
/s/ TERENCE M. GRAUNKE
----------------------  Director                                                                  December 27, 1996
Terence M. Graunke
/s/ PETER I. MASON
------------------      Director                                                                  December 27, 1996
Peter I. Mason
/s/ PAUL G. YOVOVICH
--------------------    Director                                                                  December 27, 1996
Paul G. Yovovich

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
U.S. Robotics Corporation

     In connection with our audit of the consolidated financial statements of U.S. Robotics Corporation and Subsidiaries referred to in our report dated November 4, 1996, we also have audited Schedule II for each of the three years in the period ended September 29, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Grant Thornton LLP


Chicago, Illinois
November 4, 1996

                                                                     SCHEDULE II


U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)




                             BALANCE AT                         CHARGED TO                 BALANCE AT
                             BEGINNING   CHARGED TO COSTS AND     OTHER      DEDUCTIONS      END OF
                             OF PERIOD         EXPENSES        ACCOUNTS (1)     (2)          PERIOD
                             ----------  --------------------  ------------  ----------     ---------
Allowance for doubtful
accounts:
  1996.....................      $7,354               $ 7,314        $ 142     $3,237     $11,573
  1995.....................      $3,669               $ 6,316        $ 572     $3,203     $ 7,354
  1994.....................      $2,378               $ 1,793        $  41     $  543     $ 3,669
Allowance for excess
and obsolete inventory:
  1996.....................      $8,621               $16,449        $(187)    $7,296     $17,587
  1995.....................      $5,418               $ 6,784        $ 226     $3,807     $ 8,621
  1994.....................      $1,462               $ 4,927        $ 172     $1,143     $ 5,418

(1) Reserves of companies acquired, currency translation, reclassification and other adjustments.

(2) Uncollectible receivables charged off, net of recoveries. Disposal of excess and obsolete inventory.