Form 10-Q
period 1996-12-31
U S ROBOTICS CORP/DE/
filed 1997-02-12
CIK 933353

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996

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

                                 YES X    NO


THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING AS OF FEBRUARY 6, 1997 WAS 89,166,485.

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statement of Earnings . . . . . . . . .   3

        Condensed Consolidated Balance Sheet . . . . . . . . . . . . .   4

        Condensed Consolidated Statement of Stockholders' Equity . . .   5

        Condensed Consolidated Statement of Cash Flows . . . . . . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . .   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations  . . . . . . . . . . . . .   8


                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share and share data)
(UNAUDITED)


                                                    Quarter Ended
                                    --------------------------------------------
                                    December 29, 1996          December 31, 1995
                                    -----------------          -----------------
Net sales                                   $645,412                   $364,812
Cost of goods sold                           369,414                    212,196
                                            --------                   --------
  Gross profit                               275,998                    152,616

Operating expenses
  Selling and marketing                      100,750                     47,790
  General and administrative                  30,018                     17,625
  Research and development                    34,230                     23,453
                                            --------                   --------
    Total operating expenses                 164,998                     88,868

Operating profit                             111,000                     63,748

Interest income                                  192                      3,271
Interest expense                               1,779                      1,220
Other income (expense)                           331                       (218)
                                            --------                   --------
Earnings before income taxes                 109,744                     65,581

Income tax expense                            40,715                     23,936
                                            --------                   --------
Net earnings                                $ 69,029                   $ 41,645
                                            ========                   ========
Net earnings per share                      $   0.72                   $   0.45
                                            ========                   ========
Number of shares used in per share
  calculation                                 96,327                     92,931
                                            ========                   ========


       The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(UNAUDITED)

                                                           December 29,  September 29,
                                                               1996          1996
                                                           ------------  ------------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $   18,726     $   16,814
  Accounts receivable, net                                     631,185        490,040
  Inventories                                                  152,164        185,855
  Deferred income taxes                                         43,077         45,493
  Prepaid expenses and other current assets                     12,018         12,407
                                                            ----------     ----------
    Total current assets                                       857,170        750,609

PROPERTY, PLANT AND EQUIPMENT, NET                             311,674        276,591

OTHER ASSETS                                                    47,505         40,083
                                                            ----------     ----------
                                                            $1,216,349     $1,067,283
                                                            ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term obligations               $   12,303     $   12,174
  Short-term obligations                                        50,000         32,500
  Accounts payable                                             149,170        130,959
  Accrued liabilities                                          143,336        138,747
  Income taxes payable                                          32,664         19,324
                                                            ----------     ----------
    Total current liabilities                                  387,473        333,704

LONG-TERM OBLIGATIONS                                           54,922         54,044

DEFERRED INCOME TAXES                                            8,641          7,665

STOCKHOLDERS' EQUITY
  Preferred stock - $.01 par value; 10,000,000 shares
   authorized; issuable in series; none issued                       -              -
  Common stock - $.01 par value; 250,000,000 shares
   authorized; 88,940,525 shares and 88,171,420 shares
   outstanding at December 29, 1996 and September 29,
   1996, respectively                                              889            882
Additional contributed capital                                 381,639        356,265
Retained earnings                                              381,521        312,492
                                                            ----------     ----------
                                                               764,049        669,639
Cumulative translation adjustment and other                      1,264          2,231
                                                            ----------     ----------
Total stockholders' equity                                     765,313        671,870
                                                            ----------     ----------
                                                            $1,216,349     $1,067,283
                                                            ==========     ==========


        The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(UNAUDITED)


                                                                     Cumulative
                                      Additional                    Translation         Total
                           Common    Contributed      Retained       Adjustment      Stockholders'
                            Stock      Capital        Earnings       and Other         Equity
                           ------    -----------     ----------     -----------     -------------

BALANCE AT SEPTEMBER 29,
   1996                      $882     $356,265       $312,492        $ 2,231          $671,870
Net earnings for the
  period                        -            -         69,029              -            69,029
Issuances under stock
  option and purchase
  plans                         7       10,294              -              -            10,301
Tax benefits relating
  to the exercise of
  stock options                 -       15,080              -              -            15,080
Foreign currency
  translation
  adjustments and
  other                         -            -              -           (967)            (967)
                             ----     --------       --------        -------          -------
BALANCE AT DECEMBER 29,
  1996                       $889     $381,639       $381,521        $ 1,264          $765,313
                             ====     ========       ========        =======          ========




        The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)



                                                       Quarter Ended
                                            ------------------------------------
                                            December 29,           December 31,
                                               1996                    1995
                                            ------------           ------------
Cash flows from operating activities:
  Net earnings                                  $ 69,029           $  41,645
  Changes in assets and liabilities              (80,526)            (44,061)
  Other adjustments to reconcile net
    earnings to net cash from operating
    activities                                    27,890               1,371
                                                --------            ---------
     Net cash provided (used) by
       operating activities                       16,393              (1,045)

Cash flows from investing activities:
  Capital expenditures, net                      (47,526)            (28,885)
  Purchases of marketable securities                   -             (97,701)
  Sales and maturities of marketable
    securities                                         -              62,528
  Acquisitions of subsidiaries                    (6,687)                  -
  Other, net                                        (941)                 58
                                                --------           ---------

     Net cash used by investing activities       (55,154)            (64,000)

Cash flows from financing activities:
  Borrowings under short-term obligations         17,500                   -
  Issuance of common stock including tax
    benefits relating to the exercise of
    stock options                                 25,381              14,114
  Other, net                                        (196)               (317)
                                                --------           ---------

     Net cash provided by financing
       activities                                 42,685              13,797

Effect of exchange rate changes                   (2,012)               (602)
                                                --------           ---------

     Net increase(decrease)in cash and cash
       equivalents                                 1,912             (51,850)

Cash and cash equivalents at beginning
  of period                                       16,814             136,803
                                                --------           ---------

Cash and cash equivalents at end of period      $ 18,726           $  84,953
                                                ========           =========


       The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Robotics Corporation and its subsidiaries
(the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter ended December 29, 1996 are not necessarily indicative of the results for the fiscal year ending September 28, 1997. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

     Certain fiscal year 1996 amounts have been reclassified to conform to the fiscal year 1997 basis of presentation.

NOTE B - INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include materials, direct labor, factory overhead and outside processing charges. The components of inventories were as follows:

                                          December 29,     September 29,
                                             1996               1996
                                          ------------     -------------
                                               (In thousands)

Finished products                         $ 96,468           $116,802
Work-in-process                             15,130             12,654
Raw materials                               40,566             56,399
                                          --------           --------
                                          $152,164           $185,855
                                          ========           ========

NOTE C - LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

     This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

RESULTS OF OPERATIONS

     The following table sets forth, for the first quarter of fiscal year 1997 and the first quarter of fiscal year 1996, respectively, the percentage of net sales and the percentage change represented by items reflected in the Company's Condensed Consolidated Statement of Earnings.


                                               Percentage of        Percentage
                                                  Net Sales           Change
                                              ----------------      ----------
                                                First Quarter         1996 to
                                               1997      1996          1997
                                              -------  -------      ----------
Net sales                                     100.0     100.0          76.9
Cost of goods sold                             57.2      58.2          74.1
                                              -----     -----
Gross profit                                   42.8      41.8          80.8

Operating expenses
Selling and marketing                          15.6      13.1         110.8
General and administrative                      4.7       4.8          70.3
Research and development                        5.3       6.4          46.0
                                              -----     -----
Total operating expenses                       25.6      24.3          85.7

Operating profit                               17.2      17.5          74.1

Interest income                                 0.0       0.9         (94.1)
Interest expense                                0.3       0.3          45.8
Other income (expense)                          0.1      (0.1)        251.8
                                              -----     -----

Earnings before income taxes                   17.0      18.0          67.3

Income tax expense                              6.3       6.6          70.1
                                              -----     -----
Net earnings                                   10.7      11.4          65.8
                                              =====     =====

NET EARNINGS

     Net earnings for the first quarter of 1997 were $69.0 million, an increase of 65.8% from the $41.6 million recorded for the corresponding quarter of 1996. Net earnings per share for the quarter were $.72, based on 96.3 million weighted average shares outstanding, compared to $.45 on 92.9 million weighted average shares outstanding for the first quarter of the prior year.

     Factors contributing to the significant improvements in net earnings and net earnings per share are discussed below.

NET SALES

     Net Sales for the first quarter of 1997 were $645.4 million, an increase of 76.9% over the $364.8 million recorded for the corresponding quarter of 1996. The revenue growth was driven primarily by higher overall worldwide market demand for information access devices and increased demand for all product lines in all of the markets currently being served. Increased revenues from the sale of PC-related products, which include desktop modems, PC card modems and the Pilot connected organizer, were the primary reason for the increase in total revenues from the first quarter of 1996.

     Unit sales of the Company's PC-related products in the first quarter of 1997 were up 80% as compared to the corresponding quarter of 1996, while overall average selling prices were essentially unchanged. During the first quarter of 1997, revenues from the sale of modem products were attributable primarily to 33.6 Kbps (Kilobits per second) and 28.8 Kbps products. During the corresponding period of 1996, a significant portion of total revenues from the sale of modem products was attributable to the sale of 14.4 Kbps products.

     International sales for the first quarter of 1997 increased by 95.1% to $193.5 million or 30% of consolidated net sales as compared to $99.2 million or 27.2% of consolidated net sales for the corresponding quarter of 1996. The increase in international sales resulted from higher revenues in both the systems and PC-related product categories. Also, international sales of systems products as a percentage of total sales of systems products increased significantly during the first quarter of 1997 from the comparable period in 1996. These increases were primarily the result of an expansion in the size of the international sales force. The Company has significantly expanded its presence in international markets in response to continued growth in market demand for information access products, and has established a goal of increasing the international portion of its business over time. Consistent with that goal, the Company acquired distributors in Australia, Japan and Sweden during the first quarter of 1997 in order to broaden its local sales presence in these geographic areas.

     International sales are denominated in U.S. dollars and several foreign currencies. The Company has no significant foreign currency contracts or other investments in derivative instruments.

GROSS PROFIT

     Gross profit was $276.0 or 42.8% of net sales in the first quarter of 1997, compared to $152.6 million or 41.8% of net sales for the corresponding quarter of 1996. The increase in gross profit dollar contribution reflected significantly higher unit sales volumes. The increase in gross profit margin was due primarily to reductions in the manufactured cost of the Company's products, partially offset by changes in the mix of products sold in each of the periods.

OPERATING EXPENSES

     Total operating expenses for the first quarter of 1997 were $165.0 million or 25.6% of net sales, compared to $88.9 million or 24.3% of sales for the corresponding quarter of 1996. The increase was related primarily to increased selling and marketing costs.

     Selling and marketing expenses were $100.8 million or 15.6% of net sales for the first quarter of 1997, compared to $47.8 million or 13.1% of net sales for the corresponding quarter of 1996. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's expanded level of business activity. The increase in selling and marketing expense as a percentage of net sales in part reflects continuing investments to build the Company's sales force with particular emphasis on expanding sales of network systems products worldwide. The worldwide sales force headcount increased by 64% over the same prior year period. The increased spending level in the first quarter of 1997 also reflected higher spending for programs and promotions needed to generate and support continuing growth in net sales, as well as substantial marketing expenditures made in connection with the introduction of the Company's new x2 (56Kbps) technology.

     General and administrative expenses for the first quarter of 1997 were $30.0 million or 4.7% of net sales, compared to $17.6 million or 4.8% of net sales for the corresponding quarter of 1996. The dollar increases over the prior year were attributable primarily to expenses associated with additional administrative staff, systems and outside services necessary to support the Company's expanded level of business activity. General and administrative expenses decreased as a percentage of net sales due to the significant growth in sales and the semi-fixed nature of some of these expenses.

     Research and development expenses for the first quarter of 1997 were $34.2 million or 5.3% of net sales, compared to $23.5 million or 6.4% of net sales for the corresponding quarter of 1996. The dollar increases resulted from increases in the size of the Company's engineering staff and the related costs to support its continued commitment to new product and technology development. The Company believes that continued investment in research and development activities is critical to future sales growth and technological competitiveness.

INCOME TAX EXPENSE

     The provisions for income taxes were $40.7 million in the first quarter of 1997 and $23.9 million for the corresponding quarter of 1996, resulting in effective tax rates for those quarters of 37.1% and 36.5%, respectively.

OTHER

     To date, inflation has not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES


                                               December 29,      September 29,
                                                   1996              1996
                                               -------------     -------------
Cash and cash equivalents                        $ 18.7             $ 16.8
Working capital                                  $469.7             $416.9
Long-term obligations                            $ 54.9             $ 54.0
Availability under committed and uncommitted
  lines of credit                                $340.0             $357.5

     The Company generated $96.9 million in cash flows from operating activities, excluding changes in assets and liabilities, during the first quarter of 1997 compared to $43.0 million for the corresponding quarter of 1996. The improvement was due primarily to the $280.6 million increase in net sales and the resultant higher net earnings. The current ratio at December 29, 1996 was approximately 2.2-to-1, unchanged from the September 29, 1996 level.

     Working capital was $469.7 million at December 29, 1996 compared to $416.9 at September 29, 1996. Accounts receivable, net of allowances, were $631.2 million at the end of the first quarter of 1997 as compared to $490.0 million at the end of the fourth quarter of 1996. The increase was attributable in part to the overall growth in net sales and, to some extent, a shift in the customer base resulting in a slightly longer average collection period. The shift is partially related to the increase in international shipments. Another important factor contributing to the increase in accounts receivable was the timing of shipments during the quarter; on a comparative basis, a greater portion of the sales occurred during the last month of the quarter.
Receivables are being collected in the normal course of business based on specified trade terms. Inventories were $152.2 million at the end of the first quarter of 1997 as compared to $185.9 million at the end of the fourth quarter of 1996. Inventory turns increased 28%, from 6.8 times during the fourth quarter of 1996 to 8.7 times during the first quarter of 1997. Accounts payable and accrued liabilities increased 8.5% during the first quarter of 1997 to $292.5 million reflecting the Company's expanded level of activity. Short term borrowings totaled $50.0 million, up $17.5 million from the previous quarter.

     Cash used by investing activities was $55.2 million for the first quarter of 1997 compared to $64.0 million during the comparable quarter of 1996. The majority of the current year expenditures was related to the continued development and outfitting of the Mt. Prospect, Illinois facility, as well as for additional manufacturing equipment and office furniture and fixtures. Expenditures also were made in connection with acquisitions of distributors in Australia, Japan and Sweden designed to broaden the Company's local sales presence in these geographic areas.

     Cash provided by financing activities totaled $42.7 million during the first quarter of 1997 compared to $13.8 for the comparable quarter of 1996. In the 1997 period, proceeds from the exercise of stock options by employees and issuances of common stock under the Company's employee stock purchase plan totaled $10.3 million. Also, the Company realized tax benefits of $15.1 million in the same period in connection with the exercise of stock options by employees. The Company had $50.0 million in short term borrowings outstanding under its $90.0 million of uncommitted lines of credit at the end of the first quarter of 1997. These borrowings were used to help finance the investments in working capital, capital expenditures and acquisitions mentioned previously. There were no borrowings outstanding under the $300 million revolving Multicurrency Credit Agreement at the end of the first quarter of 1997.

     The Company expects to continue to make significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from internally generated funds. However, as indicated in the Company's most recent Annual Report on Form 10-K, there are several factors that could affect the Company's ability to generate cash from operations in the future, including general economic conditions, market competition and changes in working capital requirements. The Company believes its anticipated cash flows from operations and access to debt and equity markets will permit the financing of its business requirements in an orderly manner for the foreseeable future.

FUTURE OPERATING RESULTS

     The preceding paragraph and the following discussion include forward-looking statements regarding the Company's future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements.

     Demand in the first quarter continued to be strong for the Company's expanding portfolio of information access products, including Total Control Enterprise Network Hubs, Sportster modems, Megahertz PC cards, OEM modem products and Pilot connected organizers. The Company expects demand for all of its product lines to continue to grow substantially during the remainder of the 1997 fiscal year as worldwide requirements for highly integrated, cost-effective, end-to-end information access solutions increase. In addition, the coming availability of the Company's x2 (56 Kbps) technology is expected to have a widespread impact on Internet users by enabling them to have a more satisfying on-line experience.

     The Company does not expect revenue growth to occur ratably over the 1997 fiscal year; instead, the Company expects that the major impact of the x2 (56
Kbps) product introduction on revenues and earnings will occur during the second half of the year. Revenue growth in the second quarter of 1997 will depend to a large extent on the timing of the Company's Internet and on-line service provider customers making x2 service available and the resultant consumer and corporate demand for x2 enabled products.

     Gross margin during the first quarter of 1997 increased 1.0% from the comparable period in 1996; however, the Company expects gross margins for 1997 as a whole to remain consistent with the 1996 fiscal year. The Company expects to reduce the costs of its products through design and engineering improvements and increases in efficiency of the manufacturing process. The

Company also expects to remain highly competitive in the pricing of all of its products as it seeks to continue to expand market share.

     The Company expects to grow international operations over the next several years and estimates that approximately half of its total sales ultimately will be derived from international operations. Total revenues attributable to sales of systems products are expected to continue to increase over time, with individual quarterly results fluctuating as a result of the ordering patterns of the Company's major systems customers. The Company expects to continue expanding its sales force, marketing efforts, and engineering and back office support capabilities since these are instrumental to the Company's future success. The Company intends to position itself to take advantage of opportunities in the markets it serves by accelerating investments in new technologies such as x2 (56 Kbps), wireless, switching and broadband access, including xDSL and cable. The Company believes that continued investment in research and development activities is critical to future sales growth and technological competitiveness.

     The Company's ability to achieve its revenue and profitability objectives in fiscal 1997 will depend on many factors beyond the Company's control. These include the timing and market acceptance of x2 and other new products and features announced and introduced by the Company and its competitors, and the extent to which the Company is successful in implementing its ongoing strategy of continuously improving the performance/cost characteristics of its products through improved designs and manufacturing efficiencies. Other factors include rapid changes in technologies and standards relating to information access and telecommunications.

     The foregoing forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are those listed in the Company's most recent Annual Report on Form 10-K and included from time to time in other documents filed by the Company with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)   Exhibit         Description
      --------------  --------------
         10.1         Employment Agreement between U.S. Robotics Corporation's
                      subsidiary, U.S. Robotics Access Corp., and Casey
                      Cowell, dated January 1, 1997.

         10.2         Employment Agreement between U.S. Robotics Access Corp.
                      and John McCartney, dated January 1, 1997.

         10.3         Employment Agreement between U.S. Robotics Access Corp.
                      and Jonathan N. Zakin, dated January 1, 1997.

         10.4         Form of Employment Agreement between U.S. Robotics
                      Access Corp. and each of Ross Manire and Michael Seedman.

         10.5         Amendment #3 to Employee Stock Purchase Plan of U.S.
                      Robotics Corporation, dated November 14, 1996 and effective as of January 1, 1997.

         11           Computation of Net Earnings Per Share

         27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)

(b) Since the end of its most recent fiscal year on September 29, 1996, U.S. Robotics Corporation has filed the following reports on Form 8-K:

     Date of Report                     Item Reported
     --------------           -----------------------------------

     November 4, 1996         U.S. Robotics Corporation announced its
                              results of operations for its fiscal year ended
                              September 29, 1996.

     January 21, 1997         U.S. Robotics Corporation announced its
                              results of operations for its fiscal first quarter ended December 29, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     U.S. ROBOTICS CORPORATION
                                     (Registrant)





DATE:  February 10, 1997             /s/ Mark Remissong
                                     ------------------------
                                     Mark Remissong,
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

DATE:  February 10, 1997             /s/ Steven T. Campbell
                                     ------------------------
                                     Steven T. Campbell,
                                     Vice President and Controller
                                     (Principal Accounting Officer)