Form 10-Q
period 1997-03-30
U S ROBOTICS CORP/DE/
filed 1997-05-14
CIK 933353

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997


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

                                  YES X    NO



THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE PER SHARE, OUTSTANDING AS OF MAY 9, 1997 WAS 89,382,145.

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION


                                                                     Page
Item 1.  Financial Statements(Unaudited)

         Condensed Consolidated Statement of Earnings  . . . . . . .    3

         Condensed Consolidated Balance Sheet  . . . . . . . . . . .    4

         Condensed Consolidated Statement of Stockholders' Equity  .    5

         Condensed Consolidated Statement of Cash Flows  . . . . . .    6

         Notes to Condensed Consolidated Financial Statements  . . .    7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .   11


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   20

Item 4.  Submission of Matters to a Vote of Security Holders . . . .   22

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share data)
(UNAUDITED)



                                                 Quarter Ended      Six Months Ended
                                             --------------------  ---------------------
                                             March 30,  March 31,  March 30,   March 31,
                                                1997      1996       1997       1996
                                             ---------  --------  ----------  ----------
Net sales                                    $690,184   $454,505  $1,335,596    $819,317
Cost of goods sold                            351,234    264,188     720,648     476,384
                                             --------   --------  ----------    --------
  Gross profit                                338,950    190,317     614,948     342,933

Operating expenses
  Selling and marketing                       134,042     57,961     234,792     105,751
  General and administrative                   41,564     24,041      71,582      41,666
  Research and development                     44,434     28,378      78,664      51,831
                                             --------   --------  ----------    --------
    Total operating expenses                  220,040    110,380     385,038     199,248

Operating profit                              118,910     79,937     229,910     143,685

Interest income                                   274      2,554         466       5,825
Interest expense                                2,446      1,453       4,225       2,673
Other income                                      149        244         480          26
                                             --------   --------  ----------    --------
Earnings before income taxes                  116,887     81,282     226,631     146,863
Income tax expense                             25,428     29,677      66,143      53,613
                                             --------   --------  ----------    --------
Net earnings                                 $ 91,459   $ 51,605     160,488    $ 93,250
                                             ========   ========  ==========    ========
Net earnings per share                       $   0.95   $   0.55  $     1.67    $   1.00
                                             ========   ========  ==========    ========
Number of shares used
  in per share calculation                     95,944     94,168      96,139      93,568
                                             ========   ========  ==========    ========


The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(UNAUDITED)

                                                           March 30,  September 29,
                                                             1997         1996
                                                          ----------  -------------
                                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $   49,888     $   16,814
  Accounts receivable, less allowances
    of $16,722 and $11,573, respectively                     718,410        490,040
  Inventories                                                155,823        185,855
  Deferred income taxes                                       57,371         45,493
  Prepaid expenses and other current assets                   13,694         12,407
                                                          ----------     ----------
    Total current assets                                     995,186        750,609

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization of
  $83,189 and $59,366, respectively                          346,613        276,591
OTHER ASSETS                                                  65,466         40,083
                                                          ----------     ----------
                                                          $1,407,265     $1,067,283
                                                          ==========     ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations             $   12,310     $   12,174
  Short-term obligations                                      60,700         32,500
  Accounts payable                                           196,458        130,959
  Accrued liabilities                                        175,725        138,747
  Income taxes payable                                        43,474         19,324
                                                          ----------     ----------
    Total current liabilities                                488,667        333,704

LONG-TERM OBLIGATIONS                                         55,066         54,044

DEFERRED INCOME TAXES                                              -          7,665

STOCKHOLDERS' EQUITY
  Preferred stock - $.01 par value; 10,000,000
    shares authorized; issuable in series; none
    issued                                                         -              -
  Common stock - $.01 par value; 250,000,000
    shares authorized; 89,248,186 shares and
    88,171,420 shares outstanding at March 30,
    1997 and September 29, 1996, respectively                    893            882
Additional contributed capital                               392,781        356,265
Retained earnings                                            472,980        312,492
                                                          ----------     ----------
                                                             866,654        669,639
Cumulative translation adjustment and other                   (3,122)         2,231
                                                          ----------     ----------
  Total stockholders' equity                                 863,532        671,870
                                                          ----------     ----------
                                                          $1,407,265     $1,067,283
                                                          ==========     ==========


             The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(UNAUDITED)

                                                                  Cumulative
                                         Additional               Translation      Total
                              Common    Contributed   Retained     Adjustment   Stockholders'
                               Stock      Capital     Earnings     and Other      Equity
                              -------   -----------   --------    -----------   -------------
BALANCE AT SEPTEMBER 29,
  1996                          $882     $356,265     $312,492       $2,231       $671,870
Net earnings for the
  period                           -            -      160,488            -        160,488
Issuances under
  stock option and
  purchase plans                  11       14,704            -            -         14,715
Tax benefits
  relating to the
  exercise of stock
  options                          -       21,812            -            -         21,812
Foreign currency
  translation
  adjustments and
  other                            -            -            -        (5,353)       (5,353)
                                ----     --------     --------       -------      --------
BALANCE AT MARCH 30,
  1997                          $893     $392,781     $472,980       $(3,122)     $863,532
                                ====     ========     ========       =======      ========


The accompanying notes are an integral part of these  statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)

                                                           Six Months Ended
                                                         --------------------
                                                         March 30,  March 31,
                                                           1997       1996
                                                         --------  ----------
Cash flows from operating activities:
  Net earnings                                           $160,488    $ 93,250
  Changes in assets and liabilities                      (111,035)   (118,088)
  Other adjustments to reconcile net earnings
    to net cash from operating activities                  22,562      (1,662)
                                                         --------    --------
     Net cash provided (used) by operating
       activities                                          72,015     (26,500)

Cash flows from investing activities:
  Capital expenditures, net                               (94,826)    (86,857)
  Purchases of marketable securities                            -    (161,809)
  Sales and maturities of marketable securities                 -     184,463
  Acquisitions of subsidiaries                             (6,910)         -
  Other, net                                               (2,679)        708
                                                         --------    --------
     Net cash used by investing activities               (104,415)    (63,495)
Cash flows from financing activities:
  Borrowings under short-term obligations                  28,200           -
  Issuance of common stock including tax
    benefits relating to the exercise of stock
    options                                                36,527      45,130
  Other, net                                                  (23)     (3,036)
                                                         --------    --------
     Net cash provided by financing
       activities                                          64,704      42,094
Effect of exchange rate changes                               770        (456)
                                                         --------    --------
     Net increase(decrease)in cash and cash
       equivalents                                         33,074     (48,357)
Cash and cash equivalents at beginning
  of period                                                16,814     136,803
                                                         --------    --------
Cash and cash equivalents at end of period               $ 49,888    $ 88,446
                                                         ========    ========


The accompanying notes are an integral part of these statements.

U.S. ROBOTICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Robotics Corporation and its subsidiaries (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission ("SEC"); accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter and six months ended March 30, 1997 are not necessarily indicative of the results for the fiscal year ending September 28, 1997. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

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

NOTE B - INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include materials, direct labor, factory overhead and outside processing charges. The components of inventories were as follows:

                    March 30,  September 29,
                      1997        1996
                    ---------  -------------
                       (In thousands)
Finished products   $ 95,928     $116,802
Work-in-process       17,810       12,654
Raw materials         42,085       56,399
                    --------     --------
                    $155,823     $185,855
                    ========     ========

NOTE C - BUSINESS COMBINATIONS

     On February 26, 1997, the Company executed a definitive merger agreement (the "Merger Agreement") with 3Com Corporation ("3Com"), a broad-based supplier of local area network ("LAN"), wide area network ("WAN") and network access systems for the large enterprise, small business, home and network service provider markets.

     Pursuant to the Merger Agreement, the Company will merge with, and become, a wholly-owned subsidiary of 3Com. At the effective time of the merger, each outstanding share of the Company's common stock will be converted into the right to receive 1.75 shares of 3Com common stock. The respective obligations of the Company and 3Com to effect the merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite shareholder and regulatory approvals, the approval for quotation on The Nasdaq National Market of the 3Com common stock to be issued pursuant to the merger, the absence of any injunction prohibiting consummation of the merger, the accuracy of the representations and warranties contained in the Merger Agreement, the receipt of certain legal opinions with respect to tax matters and the receipt and confirmation of certain accountants' letters with respect to the qualification of the merger as a pooling of interests transaction.

     On May 8, 1997, 3Com's Registration Statement on Form S-4, as amended,(the "Registration Statement"), containing a Joint Proxy Statement and Prospectus related to the merger, was declared effective by the SEC. As indicated in the Registration Statement, special meetings of the stockholders of the Company and of the shareholders of 3Com for the purpose of considering and voting upon proposals to approve the merger will be held on June 11, 1997. It is anticipated that the merger will be effected during the Company's fiscal third quarter ending June 29, 1997.

NOTE D - LITIGATION

     The Company is a party to lawsuits in the normal course of its business. The Company and its counsel believe that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company does not believe the outcome of these cases will have a material effect on its financial condition or results of operations, but notes that (i) litigation in general and patent litigation in particular can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

     On February 13, 1997, Motorola, Inc. filed suit against the Company in the United States District Court for the District of Massachusetts, claiming infringement of eight United States patents. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a separate statement announcing the filing of the lawsuit published on PRNewswire on the same date, Motorola alleged that the patents at issue cover "technologies essential to the International Telecommunications Union (ITU)
V.34 modem standard." In the same statement, a Motorola officer is quoted as saying that Motorola is "committed" to making its technology incorporated in standards available on a "fair, reasonable and non-discriminatory basis." The Company has filed an answer to Motorola's claims setting forth its defenses and asserting counterclaims which allege infringement of one of the Company's patents, violation of antitrust laws, promissory estoppel and unfair competition. Although the Company believes it has meritorious defenses to Motorola's claims and intends to contest this lawsuit vigorously, an adverse outcome of such litigation could have a material adverse effect on the business, results of operations or financial condition of the Company or, after the merger with 3Com, of the combined company.

     Seven purported stockholder class action suits have been filed arising out of the Company's proposed participation in the merger with 3Com.

     On February 27, 1997, the day following the public announcement of the proposed Merger, five purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (MORGANSTERN V. U.S. ROBOTICS CORPORATION, C.A. No. 15580; KLEIN V. COWELL, C.A. No. 15583;
MULHOLLAND V. U.S. ROBOTICS CORPORATION, C.A. No. 15584; GLICK V. U.S. ROBOTICS CORPORATION, C.A. No. 15586; ROSEN V. U.S. ROBOTICS CORPORATION, C.A. No. 15587). On February 28, 1997, an additional purported stockholder class suit was filed in the Court of Chancery of the State of Delaware (REISS V. COWELL, C.A. No. 15588) (collectively, the "Delaware Actions").

     The Delaware Actions generally name as defendants the Company and the individual members of the Company's Board. 3Com has been named as a defendant in five of the Delaware Actions (all but ROSEN V. U.S. ROBOTICS CORPORATION, C.A. No. 15587). In general, the actions allege that the Company's directors breached their fiduciary duties to the stockholders by agreeing to the proposed merger for allegedly "unfair and grossly inadequate" consideration in light of recent operating results of the Company, recent trading prices of the Company's common stock and other alleged factors, by allegedly failing to properly inform themselves of the Company's "highest transactional value" prior to agreeing to the proposed merger and by allegedly failing to take all necessary steps to ensure that stockholders will receive the maximum value realizable for their shares (including allegedly failing to actively pursue the acquisition of the Company by other companies, engage in a "meaningful auction" with third parties, or conduct an adequate "market check"). In addition, the actions allege that the Company's directors breached their fiduciary duties to stockholders by allegedly failing to bargain for any price protection which would alter the exchange ratio for the proposed merger in favor of the Company's stockholders in the event 3Com's stock declines in value, by allegedly failing to appoint or retain any "truly independent" person or entity to negotiate for or on behalf of the Company's public stockholders, and by agreeing to the proposed merger to allegedly enhance their compensation and positions with the Company. Five of the six lawsuits further allege that 3Com is responsible for aiding and abetting the alleged breach of fiduciary duty committed by the Company's Board. The Delaware Actions seek certification of a class action on behalf of the Company's stockholders. In addition, the Delaware Actions seek injunctive relief against consummation of the merger and, in the event that the merger is consummated, the rescission of the merger, an award of compensatory or rescissory damages and other damages, including court costs and attorneys' fees, an accounting by the defendants of all profits realized by them as a result of the merger and various other forms of relief.

     Also, on March 26, 1997, one additional purported stockholder class action suit relating to the proposed merger with 3Com was filed in the Circuit Court of Cook County, Illinois (FEILEN V. U.S. ROBOTICS

CORPORATION, No. 97-CH-0003690). This action alleges that the Company's directors breached their fiduciary duties to the stockholders by "negotiating an unconscionably high termination or 'lock up' fee" in the Merger Agreement. This action further alleges that the Company's directors, by agreeing to these fee provisions, have "effectively deprived their shareholders of their voting rights, since if they do not approve the merger, their company will suffer stiff penalties." In addition, the action alleges that, as a result of these fee provisions, the Merger Agreement violates Section 251 of the Delaware General Corporation Law. This action seeks both declaratory and injunctive relief, including enjoinder of a stockholder meeting, a declaration that the Merger Agreement's "penalty fees" are "illegal and invalid," and an award of the costs of the action, including reasonable attorneys' fees and experts' fees.

     The Company and 3Com believe that all of these lawsuits are meritless and the Company intends to oppose them vigorously.

     See Part II, Item 1 of this report for additional information regarding legal proceedings.

NOTE E - EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 128 (SFAS 128), "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's first quarter of fiscal 1998 and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. The Company expects that basic earnings per share amounts will be accretive compared to the Company's primary earnings per share amounts, and that diluted earnings per share amounts will approximate the Company's primary earnings per share amounts.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the second quarter and first six months of fiscal year 1997 and the second quarter and first six months of fiscal year 1996, respectively, the percentage of net sales and the percentage change represented by items reflected in the Company's Condensed Consolidated Statement of Earnings.


                                           % of                         % of
                                         Net Sales       % Change     Net Sales        % Change
                                      ----------------   --------  --------------     ----------
                                       Second Quarter    1996 to    Six Months         1996 to
                                       1997     1996     1997      1997     1996       1997
                                       -----    -----    -----     -----    -----     -------
Net sales                              100.0    100.0     51.9     100.0    100.0        63.0
Cost of goods sold                      50.9     58.1     32.9      54.0     58.1        51.3
                                       -----    -----              -----    -----
  Gross profit                          49.1     41.9     78.1      46.0     41.9        79.3

Operating expenses
  Selling and marketing                 19.4     12.8    131.3      17.6     12.9       122.0
  General and administrative             6.0      5.3     72.9       5.3      5.1        71.8
  Research and development               6.5      6.2     56.6       5.9      6.3        51.8
                                       -----    -----              -----    -----
    Total operating expenses            31.9     24.3     99.3      28.8     24.3        93.2

Operating profit                        17.2     17.6     48.8      17.2     17.6        60.0

Interest income                            -      0.6    (89.3)        -      0.7       (92.0)
Interest expense                         0.3      0.3     68.3       0.3      0.3        58.1
Other income                               -        -    (38.9)      0.1        -     1,746.2
                                       -----    -----              -----    -----
Earnings before income taxes            16.9     17.9     43.8      17.0     18.0        54.3

Income tax expense                       3.6      6.5     14.3       5.0      6.5        23.4
                                       -----    -----              -----    -----
Net earnings                            13.3     11.4     77.2      12.0     11.5        72.1
                                       =====    =====              =====    =====

SECOND QUARTER ENDED MARCH 30, 1997 AND MARCH 31, 1996:

NET EARNINGS

     Net earnings for the second quarter of 1997, including the impact of a $17.9 million non-recurring tax benefit related to the acquisition of Scorpio Communications, were $91.5 million, an increase of 77.2% from the $51.6 million recorded for the corresponding quarter of 1996. Net earnings per share for the quarter were $.95 based on 95.9 million weighted average shares outstanding, compared to $.55 on 94.2 million weighted average shares outstanding for the second quarter of the prior year.

     Factors contributing to the significant improvements in net earnings and net earnings per share are discussed below.

NET SALES

     Net sales for the second quarter of 1997 were $690.2 million, an increase of 51.9% over the $454.5 million recorded for the corresponding quarter of 1996. The growth in net sales was driven primarily by higher overall worldwide market demand for information access devices, with higher revenues from sales of both systems and PC-related products, including products based upon the Company's x2 technology, contributing to the increase. x2 technology increases the top speed for downloading data from 28.8 or 33.6 Kbps (Kilobits per second) for standard V.34 modems to over 50 Kbps.

     Revenues from sales of systems products were $177.0 million in the second quarter of fiscal 1997, approximately double the total for the corresponding quarter of 1996. The increase in revenues was due primarily to higher unit sales, which more than offset the impact of lower average selling prices. Higher unit sales reflected significant investments in network expansion by large internet service provider customers as well as continued growth in demand for systems products by enterprise customers and smaller internet service providers.

     Revenues from sales of PC-related products were $513.2 million in the second quarter of fiscal 1997, approximately 40% higher than the corresponding quarter of 1996. The increase in revenues was due primarily to higher unit sales, which more than offset the impact of lower average selling prices. During the second quarter of 1997, revenues from the sale of PC-related products continued to be attributable primarily to 33.6 Kbps and 28.8 Kbps products; however, shipments of the Company's new x2 products, which had higher average selling prices, began during that quarter.

     International sales for the second quarter of 1997 increased by 80.8% to $229.8 million or 33% of consolidated net sales, compared to $127.1 million or 28% of consolidated net sales for the corresponding quarter of 1996. The increase in international sales resulted from higher revenues in both the systems and PC-related product categories in all major geographic regions, and was primarily the result of an expansion in the size of the Company's international sales force. The Company has significantly expanded its presence in international markets in response to continued growth in market demand for information access products.

     International sales are denominated primarily in U.S. dollars. The Company's operations were not significantly impacted by fluctuations in foreign currency exchange rates.

GROSS PROFIT

     Gross profit was $339.0 or 49.1% of net sales in the second quarter of 1997, compared to $190.3 million or 41.9% of net sales for the corresponding quarter of 1996. The increase in gross profit dollar contribution reflected significantly higher unit sales volumes offset by lower average selling prices. The increase in gross profit margin was due primarily to a change in the mix of products sold, reflecting a higher percentage of systems products, and higher margins on the initial shipments of products featuring the Company's x2 technology. Improved gross margins associated with modem products incorporating x2 technology reflected the Company's temporary "first to market" advantage over its competitors.

OPERATING EXPENSES

     Total operating expenses for the second quarter of 1997 were $220.0 million or 31.9% of net sales, compared to $110.4 million or 24.3% of sales for the corresponding quarter of 1996.

     Selling and marketing expenses were $134.0 million or 19.4% of net sales for the second quarter of 1997, compared to $58.0 million or 12.8% of net sales for the corresponding quarter of 1996. The increase in these expenses in absolute dollars and as a percentage of net sales primarily reflects the costs of two major initiatives. During the second quarter of 1997, the Company made significant expenditures related to an extensive TV, print and on-line advertising campaign associated with the introduction of its new x2 products. Also, the Company continued to make investments to build its worldwide sales force and expand market share, particularly in international markets. At the end of the second quarter of 1997, the worldwide sales force was 58% larger than it was at the end of the comparable prior period. Nearly half of the selling and marketing personnel additions occurred in Europe and Asia.

     General and administrative expenses for the second quarter of 1997 were $41.6 million or 6.0% of net sales, compared to $24.0 million or 5.3% of net sales for the corresponding quarter of 1996. The increase over the prior year was attributable primarily to expenses associated with additional personnel, systems and outside services necessary to support the Company's expanded level of business activity.

     Research and development expenses for the second quarter of 1997 were $44.4 million or 6.5% of net sales, compared to $28.4 million or 6.2% of net sales for the corresponding quarter of 1996. The increase resulted from increases in the size of the Company's engineering staff and related costs to support its continued commitment to new product and technology development. The Company believes that continued investment in research and development activities is critical to future sales growth and technological competitiveness.

OTHER EXPENSES - NET

     Other expenses - net for the second quarter of 1997 were $2.0 million compared to other income - net of $1.3 million for the corresponding quarter of 1996. The change was due primarily to higher net interest expense reflecting lower average cash and investment balances and higher average short term borrowings.

INCOME TAX EXPENSE

     The provisions for income taxes were $25.4 million for the second quarter of 1997 and $29.7 million for the corresponding quarter of 1996, resulting in effective tax rates for these quarters of 21.8% and 36.5%, respectively. The provision for the second quarter of 1997 reflected a non-recurring tax benefit of $17.9 million related to the acquisition of Scorpio Communications. The Company's reported results of operations for the quarter ended September 29, 1996 reflected a $54.0 million write-off of purchased in-process technology with no corresponding tax benefit, due to uncertainty regarding the benefit's realizability. The uncertainty was resolved by new income tax regulations which became effective in January, 1997 and which permitted the Company to make an election resulting in U.S. tax deductions for the write-off of purchased in-process technology and other intangible assets acquired in the Scorpio transaction. Excluding the impact of the non-recurring benefit, the effective tax rate for the second quarter of 1997 was 37.1%.

OTHER

     To date, inflation has not had a material impact on the Company's results of operations.


SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996:

NET EARNINGS

     Net earnings for the six months ended March 30, 1997 ("First Six Months of 1997"), including the impact of a $17.9 million non-recurring tax benefit related to the acquisition of Scorpio Communications, were $160.5 million, an increase of 72.1% from the $93.3 million recorded for the six months ended March 31, 1996 ("First Six Months of 1996"). Net earnings per share for the First Six Months of 1997 were $1.67, based on 96.1 million weighted average shares outstanding, compared to $1.00 on 93.6 million weighted average shares outstanding for the First Six Months of 1996.

     Factors contributing to the significant improvement in net earnings and net earnings per share are discussed below.

NET SALES

     Net sales for the First Six Months of 1997 were $1,335.6 million, an increase of 63.0% over the $819.3 million recorded for the corresponding period of 1996. International sales for the First Six Months of 1997 increased by 87.1% to $423.3 million or 31.7% of consolidated net sales as compared to $226.2 million or 27.6% of consolidated net sales for the corresponding prior year period. The increases in total sales and International sales were attributable primarily to higher unit sales of both systems and PC-related products, reflecting continued growth in overall worldwide market demand for information access devices. Partly offsetting the impacts of higher unit sales were lower average selling prices for both systems and PC-related products.

GROSS PROFIT

     Gross profit was $614.9 or 46.0% of net sales for the First Six Months of 1997, compared to $342.9 million or 41.9% of net sales for the corresponding period of 1996. The increase in gross profit dollar contribution reflected significantly higher sales volumes offset by lower average selling prices. The increase in gross profit margin was due primarily to higher margins on PC-related products, reflecting the introduction of the Company's new x2 products and the associated temporary "first to market" advantage, as well as a favorable change in the mix of products sold.

OPERATING EXPENSES

     Total operating expenses for the First Six Months of 1997 were $385.0 million or 28.8% of net sales, compared to $199.2 million or 24.3% of sales for the corresponding period of 1996.

     Selling and marketing expenses were $234.8 million or 17.6% of net sales for the First Six Months of 1997, compared to $105.8 million or 12.9% of net sales for the corresponding period of 1996. The increase in these expenses in absolute dollars and as a percentage of net sales reflects higher personnel costs associated with the significant expansion of the Company's worldwide sales force, as well as substantial expenditures for marketing and promotional programs, particularly those related to the introduction of the Company's new x2 products.

     General and administrative expenses for the First Six Months of 1997 were $71.6 million or 5.3% of net sales, compared to $41.7 million or 5.1% of net sales for the corresponding period of 1996. The increase was attributable primarily to expenses associated with the additional personnel, systems and outside services necessary to support the Company's expanded level of business activity.

     Research and development expenses for the First Six Months of 1997 were $78.7 million or 5.9% of net sales, compared to $51.8 million or 6.3% of net sales for the corresponding period of 1996. The increase resulted from increases in the size of the Company's engineering staff and related costs to support its continued commitment to new products and technology development.

OTHER EXPENSES - NET

     Other expenses - net for the First Six Months of 1997 were $3.3 million compared to other income - net of $3.2 million for the corresponding period of 1996. The change was due to higher net interest expense reflecting lower average cash and investment balances and higher average short term borrowings.

INCOME TAX EXPENSE

     The provision for income taxes were $66.1 million for the First Six Months of 1997 and $53.6 million for the corresponding period of 1996, resulting in effective tax rates for those periods of 29.2% and 36.5%, respectively. The provision for the First Six Months of 1997 reflected a non-recurring tax benefit of $17.9 million related to the acquisition of Scorpio Communications. Excluding the impact of the non-recurring benefit, the effective tax rate for the First Six Months of 1997 was 37.1%.

LIQUIDITY AND CAPITAL RESOURCES


                                               March 30,    September 29,
                                                  1997           1996
                                               ---------    -------------
Cash and cash equivalents                        $ 49.9        $ 16.8
Working capital                                  $506.5        $416.9
Long-term obligations                            $ 55.1        $ 54.0
Availability under committed and uncommitted
  lines of credit                                $329.3        $357.5

     The Company generated $183.1 million in cash flows from operating activities, excluding changes in current assets and liabilities, during the First Six Months of 1997 compared to $91.6 million for the corresponding period of 1996. The improvement was due primarily to the $516.3 million increase in net sales and the resultant higher net earnings.

     Working capital was $506.5 million at March 30, 1997 compared to $416.9 million at September 29, 1996. The current ratio at March 30, 1997 was approximately 2.0, down from 2.2 at September 29, 1996. Accounts receivable, net of allowances, were $718.4 million at the end of the second quarter of 1997 compared to $490.0 million at the end of the fourth quarter of 1996. The increase was attributable to several factors, including the overall growth in net sales; growth in International sales, which tend to have longer collection periods; and a greater skewing of shipments to late in the March quarter than was the case in the two preceding quarters, reflecting the release of native x2 client products and deployments of x2 technology by systems products customers late in the March quarter. Receivables are being collected in the normal course of business based on specified trade terms. Inventories were $155.8 million at the end of the second quarter of 1997 compared to $185.9 million at the end of the fourth quarter of 1996. Inventory turns increased 34%, from 6.8 times during the fourth quarter of 1996 to 9.1 times during the second quarter of 1997. Accounts payable and accrued liabilities totaled $372.2 million at the end of the second quarter of 1997, up from $269.7 million at the end of the fourth quarter of 1996. This increase relates to higher accruals for marketing promotions and programs associated with the introduction of the Company's new x2 products, as well as to the Company's expanded level of activity overall and timing differences related to normal trade accounts payable and routine accruals. Short term borrowings totaled $60.7 million, up from $32.5 million at the end of the fourth quarter of 1996.

     Cash used in investing activities was $104.4 million during the First Six Months of 1997 compared to $63.5 million for the corresponding period of 1996. The majority of the current year expenditures related to the purchase and continued development and outfitting of the Company's Mt. Prospect, Illinois facility, as well as the purchase of additional manufacturing equipment and office furniture and fixtures. Expenditures also were made in connection with acquisitions of distributors in Australia, Japan and Sweden designed to broaden the Company's local sales presence in these geographic areas.

     Cash provided by financing activities totaled $64.7 million during the First Six Months of 1997 compared to $42.1 million for the comparable period of 1996. In the 1997 period, proceeds from the exercise of stock options by employees and issuances of common stock under the Company's employee stock purchase plan totaled $14.7 million. Also, the Company realized tax benefits of $21.8 million in the same period in connection with the exercise of stock options by employees. The Company had $60.7 million in short term borrowings outstanding at the end of the second quarter of 1997. These borrowings were used to help finance the investments in working capital, capital expenditures and acquisitions mentioned previously.

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

     Demand in the second quarter continued to be strong for the Company's expanding portfolio of information access products, including Total Control remote access concentrators and servers, Sportster modems, Megahertz PC cards, OEM modem products and PalmPilot connected organizers. The Company expects demand for all of its product lines to continue to grow substantially during the remainder of the 1997 fiscal year as worldwide requirements for highly integrated, cost-effective, end-to-end information access solutions increase. In addition, the availability of the Company's x2 (56 Kbps) technology is expected to have a widespread impact on Internet users by enabling them to have a more satisfying on-line experience.

     The Company does not expect revenue growth to occur ratably over the 1997 fiscal year; instead, the Company expects that the major impact of the x2 (56
Kbps) product introduction on revenues and earnings will occur during the second half of the year. Revenue growth in the third and fourth quarters of 1997 will depend to a large extent on the rapidity with which its Internet and on-line service provider customers continue to implement x2 technology in their networks and the resultant consumer and corporate demand for x2-enabled products.

     Gross margin during the second quarter of 1997 increased 7.2 percentage points from the comparable period in 1996; as competing 56 Kbps products are introduced to the market, however, the Company expects gross margins to return over time to levels more consistent with the Company's results in previous quarters. The Company expects to reduce the costs of its products through design and engineering improvements and increases in efficiency of the manufacturing process. The Company also expects to remain highly competitive in the pricing of all of its products as it seeks to continue to expand market share.

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

     The foregoing forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are those listed in the Company's most recent Annual Report on Form 10-K and in the definitive Joint Proxy Statement/Prospectus related to the pending merger with 3Com Corporation ("3Com") and included from time to time in other documents filed by the Company with the Securities and Exchange Commission.

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

     On February 26, 1997, the Company executed a definitive agreement to merge with a wholly-owned subsidiary of 3Com. The Company anticipates that the pending merger with 3Com will close prior to the completion of the Company's fiscal third quarter ending June 29, 1997. Accordingly, the Company does not expect to report its results of operations on a stand alone basis in the future. See Note C of Notes to Condensed Consolidated Financial Statements for additional information related to the pending merger.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issues Statement of Financial Accounting Standard 128 (SFAS 128), "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share. See Note E of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of SFAS 128 on the Company's reported results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to lawsuits in the normal course of its business. The Company and its counsel believe that it has meritorious defenses in all lawsuits in which the Company or its subsidiaries is a defendant. The Company does not believe the outcome of these cases will have a material effect on its financial condition or results of operations, but notes that (i) litigation in general and patent litigation in particular can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict with any certainty.

     On February 13, 1997, Motorola, Inc. filed suit against the Company in the United States District Court for the District of Massachusetts, claiming infringement of eight United States patents. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a separate statement announcing the filing of the lawsuit published on PRNewswire on the same date, Motorola alleged that the patents at issue cover "technologies essential to the International Telecommunications Union (ITU)
V.34 modem standard." In the same statement, a Motorola officer is quoted as saying that Motorola is "committed" to making its technology incorporated in standards available on a "fair, reasonable and non-discriminatory basis." The Company has filed an answer to Motorola's claims setting forth its defenses and asserting counterclaims which allege infringement of one of the Company's patents, violation of antitrust laws, promissory estoppel and unfair competition. Although the Company believes it has meritorious defenses to Motorola's claims and intends to contest this lawsuit vigorously, an adverse outcome of such litigation could have a material adverse effect on the business, results of operations or financial condition of the Company or the combined company after the Merger.

     Seven purported stockholder class action suits have been filed arising out of the Company's proposed participation in the merger with 3Com.

     On February 27, 1997, the day following the public announcement of the proposed Merger, five purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (MORGANSTERN V. U.S. ROBOTICS CORPORATION, C.A. No. 15580; KLEIN V. COWELL, C.A. No. 15583; MULHOLLAND V. U.S. ROBOTICS CORPORATION, C.A. No. 15584; GLICK V. U.S. ROBOTICS CORPORATION, C.A. No. 15586; ROSEN V. U.S. ROBOTICS CORPORATION, C.A. No. 15587). On February 28, 1997, an additional purported stockholder class suit was filed in the Court of Chancery of the State of Delaware (REISS V. COWELL, C.A. No. 15588) (collectively, the "Delaware Actions").

     The Delaware Actions generally name as defendants the Company and the individual members of the Company's Board. 3Com has been named as a defendant in five of the Delaware Actions (all but ROSEN V. U.S. ROBOTICS CORPORATION, C.A. No. 15587). In general, the actions allege that the Company's directors breached their fiduciary duties to the stockholders by agreeing to the proposed merger for allegedly "unfair and grossly inadequate" consideration in light of recent operating results of the Company, recent trading prices of the Company's common stock and other alleged factors, by allegedly failing to properly inform themselves of the Company's "highest transactional value" prior to agreeing to the proposed merger and by allegedly failing to take all necessary steps to ensure that stockholders will receive the maximum value realizable for their shares (including allegedly failing to actively pursue the acquisition of the Company by other companies, engage in a "meaningful auction" with third parties, or conduct an adequate "market check"). In addition, the actions allege that the Company's directors breached their fiduciary duties to stockholders by allegedly failing to bargain for any price protection which would alter the exchange ratio for the proposed merger in favor of the Company's stockholders in the event 3Com's stock declines in value, by allegedly failing to appoint or retain any "truly independent" person or entity to negotiate for or on behalf of the Company's public stockholders, and by agreeing to the proposed merger to allegedly enhance their compensation and positions with the Company. Five of the six lawsuits further allege that 3Com is responsible for aiding and abetting the alleged breach of fiduciary duty committed by the Company Board. The Delaware Actions seek certification of a class action on behalf of the Company's stockholders. In addition, the Delaware Actions seek injunctive relief against consummation of the merger and, in the event that the merger is consummated, the rescission of the merger, an award of compensatory or rescissory damages and other damages, including court costs and attorneys' fees, an accounting by the defendants of all profits realized by them as a result of the merger and various other forms of relief.

     Also, on March 26, 1997, one additional purported stockholder class action suit relating to the proposed merger with 3Com was filed in the Circuit Court of Cook County, Illinois (FEILEN V. U.S. ROBOTICS CORPORATION, No. 97-CH-0003690). This action alleges that the Company's directors breached their fiduciary duties to the stockholders by "negotiating an unconscionably high termination or 'lock up' fee" in the Merger Agreement. This action further alleges that the Company directors, by agreeing to these fee provisions, have "effectively deprived their shareholders of their voting rights, since if they do not approve the merger, their company will suffer stiff penalties." In addition, the action alleges that, as a result of these fee provisions, the Merger Agreement violates Section 251 of the Delaware General Corporation Law. This action seeks both declaratory and injunctive relief, including enjoinder of a stockholder meeting, a declaration that the Merger Agreement's "penalty fees" are "illegal and invalid," and an award of the costs of the action, including reasonable attorneys' fees and experts' fees.

     The Company and 3Com believe that all of these lawsuits are meritless and the Company intends to oppose them vigorously.

     On April 21, 1997, the Company and three of its customers, Best Buy Co., Inc., Egghead, Inc. and Fry's Electronics, Inc., were sued in a purported consumer class action filed in Superior Court in Marin County, California (Bendall et al v. U.S. Robotics Corporation et al, No. 170441). The named plaintiffs are residents of the states of Alabama, California,

Tennessee and Washington and they purport to represent various classes of persons who have purchased or otherwise acquired the Company's new x2 products and products upgradeable to x2. Damages, including punitive damages, and other relief are sought under the California Consumer Legal Remedies Act and the California Song-Beverly Consumer Warranty Act, and under various common law theories, including breach of contract, fraud and deceit, negligent misrepresentation, breach of implied warranty and unjust enrichment.

     Another lawsuit, purporting to be "For the interests of the General Public" was filed against the Company in the same court on March 13, 1997 (Levy v. U.S. Robotics Corporation, No. 170968). This action alleges that the Company's promotion and advertising of x2 products constituted unfair competition and deceptive, untrue and misleading advertising in violation of the California Business and Professional Code, and seeks injunctive and other relief, including "restitution of all revenues" and an award of attorney fees. Additionally, a purported public interest plaintiff sued the Company on January 29, 1997 in California Superior Court in San Francisco (Intervention Inc. v. U.S. Robotics Corporation, Case No. 984352) under the same statute, alleging various misrepresentations in connection with the promotion and advertising of the Company's x2 products, and seeking injunctive and other relief, including attorneys' fees.

     On April 28, 1997, Xerox Corporation filed suit against USR in the United States District Court for the Western District of New York (XEROX CORPORATION V.U.S. ROBOTICS CORPORATION AND U.S. ROBOTICS ACCESS CORP., No. 97-CV-6182T), claiming infringement of one United States patent. The complaint alleges willful infringement and prays for unspecified damages and injunctive relief. In a press release dated April 30, 1997, Xerox alleged that its patent, issued January 21, 1997, "covers the use and recognition of handwritten text using an alphabet system designed especially for reliable recognition in pen computers," and that the Company's PalmPilot hand-held computer and "Graffiti" software infringe the Xerox patent. The Company believes it has meritorious defenses to Xerox's claims and intends to contest the lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of the stockholders of U.S. Robotics Corporation on March 5, 1997, the following matter was submitted to a vote of stockholders:

     1. To elect two directors to the Board of Directors of the Company, each to serve for a term of 3 years.

The results of the voting are shown below:



                                                                                 BROKER
 PROPOSAL                       FOR             AGAINST         WITHHELD         NON-VOTES
----------                      ---             -------         --------         ---------
Election of Mr. Zakin        76,351,011            0           1,222,302             0
Election of Mr. Cowie        76,350,699            0           1,222,614             0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit      Description
         -------      -----------

            2.1 Amended and Restated Agreement and Plan of Merger dated as of March 14, 1997, by and among 3Com Corporation, TR Acquisitions Corporation and 3Com (Delaware) Corporation and U.S. Robotics Corporation (incorporated by reference to Annex A of U.S. Robotics Corporation's definitive Joint Proxy Statement/Prospectus, filed on May 12, 1997).

            3.1 Certificate of Incorporation of U.S. Robotics Corporation (f/k/a U.S. Robotics Holding corporation) (incorporated by reference to Exhibit 3.1 of the 1996 Form 10-K).

            3.2 By-laws of U.S. Robotics Corporation (incorporated by reference to Exhibit 4.3 of the 1996 Form S-8).

            4.1 Form of Certificate of Common Stock of U.S. Robotics Corporation (incorporated by reference to Exhibit 4.1.1 of the 1995 Form S-4).

            4.2 Rights Agreement between U.S. Robotics Corporation and Harris Trust and Savings Bank, as Rights Agent, dated May 9, 1996 (incorporated by reference to Exhibit 1 of the 1996 Form 8-A).

           10.1       3Com Stock Option Agreement dated as of February 26,
                      1997 by and between U.S. Robotics Corporation and 3Com Corporation (incorporated by reference to Annex B of U.S. Robotics Corporation's definitive Joint Proxy Statement/ Prospectus filed on May 12, 1997).

           10.2       The Company Stock Option Agreement dated as of
                      February 26, 1997 by and between 3Com Corporation and U.S. Robotics Corporation (incorporated by reference to Annex C of U.S. Robotics Corporation's definitive Joint Proxy Statement/Prospectus filed on May 12, 1997).

           10.3       Employment Agreement between U.S. Robotics
                      Corporation's subsidiary, U.S. Robotics Access Corp., and Casey Cowell, dated January 1, 1997 (incorporated by reference to Exhibit 10.1 of the 1997 First Quarter 10-Q).

           10.4 Amendment #1 to Employment Agreement between U.S. Robotics Access Corp. and Casey Cowell, dated February 26, 1997.

           10.5 Employment Agreement between U.S. Robotics Access Corp. and John McCartney, dated January 1, 1997 (incorporated by reference to Exhibit 10.2 of the 1997 First Quarter 10-Q).

           10.6 Amendment #1 to Employment Agreement between U.S. Robotics Access Corp. and John McCartney, dated February 26, 1997.

           10.7 Employment Agreement between U.S. Robotics Access Corp. and Jonathan N. Zakin, dated January 1, 1997 (incorporated by reference to Exhibit 10.3 of the 1997 First Quarter 10-Q).

           10.8 Amendment #1 to Employment Agreement between U.S. Robotics Access Corp. and Jonathan N. Zakin, dated February 26, 1997.

           10.9 Amendment #3 to Employee Stock Purchase Plan of U.S. Robotics Corporation, dated November 14, 1996 and effective as of January 1, 1997 (incorporated by reference to Exhibit 10.5 of the 1997 First Quarter 10-Q).

           11         Computation of Net Earnings per Share.

           27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

(b) Since the end of its most recent fiscal quarter on December 29, 1996, U.S. Robotics Corporation has filed the following reports on Form 8-K:


 Date of Report                            Item Reported
-----------------  ------------------------------------------------------------
January 21, 1997   U.S. Robotics Corporation announced its results of
                   operations for its fiscal first quarter ended December 29, 1996.
February 13, 1997  U.S. Robotics Corporation announced that it believes it has meritorious defenses to a suit filed against the Company by Motorola, Inc. which claims infringement of eight United
                   States Patents and that it intends to mount a vigorous defense to the lawsuit.

February 26, 1997  U.S. Robotics Corporation announced that it had executed a definitive merger agreement with 3Com Corporation whereby
                   the Company will become a wholly-owned subsidiary of 3Com.
                   Under the terms of the merger agreement, each outstanding
                   share of U.S. Robotics common stock will be converted into the right to receive 1.75 shares of 3Com stock.  In
                   connection with the merger agreement, each of 3Com and the
                   Company granted to each other an option, exercisable in
                   certain circumstances, to purchase stock amounting to up to
                   19.9% of its outstanding shares.
April 23, 1997     U.S. Robotics Corporation announced its results of
                   operations for the second quarter ended March 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                U.S. ROBOTICS CORPORATION
                                (Registrant)



DATE:  May 14, 1997             /s/ Mark Remissong
                                ----------------------------------------------
                                Mark Remissong,
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)

DATE:  May 14, 1997             /s/ Steven T. Campbell
                                ----------------------------------------------
                                Steven T. Campbell,
                                Vice President and Controller
                                (Principal Accounting Officer)